Form 10KSB
period 2001-07-31
WORLD CYBERLINKS CORP
filed 2002-04-16
CIK 1042529

                                  UNITED STATES
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                     For the fiscal year ended JULY 31, 2001
                                               -------------

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

             For the Transition period from            to
                                            ----------    ----------

                       Commission File Number ___________

                             WORLD CYBERLINKS CORP.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                        New York                                             11-3332134
                        --------                                             ----------
(State or jurisdiction of incorporation or organization)         (IRS Employer Identification No.)

           700A Koehler Avenue, Ronkonkoma, New York      11779
           ----------------------------------------------------
            (Address of principal executive office)     (Zip Code)

Telephone number, including area code:                        (631) 471-6805
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:   NONE
                                                              ----

Securities registered pursuant to Section 12(g) of the Act:   COMMON STOCK, PAR VALUE $.001 PER SHARE
                                                              ---------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [ X ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $772,562.25 as of July 31, 2001.

     The number of shares outstanding of Registrant's Common Stock is 7,853,749.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

DEVELOPMENT OF THE COMPANY

     World Cyberlinks Corp. was incorporated in New York on August 2, 1995. We provide docking station solutions and communications software for mobile data collection and computing devices. To date, our operations principally have involved research and development, market analysis and other business planning activities. We have no subsidiaries.

     Our stock has been quoted on the OTC Electronic Bulletin Board of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "WCYB" since May 15, 1998. The stock currently trades on the National Quotation Bureau "Pink Sheets".

     We have two categories of products. First, our docking station solutions, ConXemDock and the ConXem EtherDock, are cradles for holding multiple portable computing devices (i.e. laptops, palmtops, personal digital assistants ("PDAs") and handhelds). Our docking solutions combine with the portable computers to form a communications connection between the docked computer and either another computer or network server. Second, our software, ConXem and ConXem Pro, allows for multiple computers to communicate, transfer and exchange files concurrently with another computer or network server.

     Five broad U.S. patents protect our proprietary technology. We have also received a design patent for our docking station and a copyright for our product name, Conxem. We intend to file international patent applications in connection with this technology, where applicable. Our patents relate to docking stations for portable and pen-based computing devices or any other data collection terminal for mobile computing. We believe we are among the first companies to develop and patent solutions covering this new developing segment of the mobile computing market place.

     To date our revenues have been limited to sales associated with the beta testing of our products. We anticipate that our revenues principally will be derived from sales of our ConXemDock and the ConXem EtherDock. Additionally, we have begun discussions regarding partnering and licensing agreements with various Windows(TM) CE mobile device manufacturers. We expect additional revenue from sales to both the small office/home office ("SOHO") and value added reseller distribution channels. ConXem software has been distributed by IBM's Enterprise Solutions Division for use by the Long Island Railroad. We are seeking to expand this relationship into docking solutions and new products. Currently, we also are exploring the development of a device to interface with multiple communication appliances, such as cellular phones, pagers, and PDAs for use in the set top (such as cable) box market.

THE COMPANY'S PRODUCTS

     Our products include the ConXemDock and ConXem EtherDock docking station solutions, and ConXem and ConXem Pro software.

     Our docking station solutions and software products provide users the ease of movement and control of files between mobile devices and a personal computer ("PC") or network server. Multiple mobile computer users such as delivery personnel, utility meter readers, and field sales representatives can update, send and receive data simply by attaching their mobile computing devices to our docking station. Once the information has been sent, the scripting engine on the software provides the user with the ability to designate the location for each file to be delivered to the PC or network and then identifies information (or files) that should be sent back to the mobile computer. The scripting engine also provides for automatic updating of mobile computer applications and databases.

DOCKING STATION SOLUTIONS

     ConXemDock and the ConXem EtherDock are cradle devices that hold multiple mobile computers and provide power, communications, and in some cases, battery charging and maintenance. These devices also provide concurrent two-way file transfer between the docked handheld computer and either a PC or network server. The multiple unit docking stations are custom designed for each specific type of mobile device and will be distributed to customers through partners and under original equipment manufacturer and value added reseller agreements. Our patented technology underlies our two docking station solutions.

ConXemDock
----------

     The ConXemDock is a multiple unit docking cradle for use with handheld computers such as the IBM WorkPad(TM) and Palm, Inc.'s (formerly Palm Computing, Inc., a subsidiary of 3Com Corporation) Palm Pilot(TM) devices. This product is a four-unit cradle allowing multiple handheld devices to transfer data bi-directionally and concurrently between a personal computer and the docked handheld computers. With the ConXemDock, multiple handheld devices can now access, share and update the same files on the personal computer. The ConXemDock can be linked to connect up to 128 units simultaneously.

     We believe the ConXemDock is a cost-effective solution for the small office/home office marketplace. It allows the small office, such as a real estate office, independent insurance agency or route accounting companies, such as a mobile delivery service or a beverage distributor, to easily access and share information between multiple handheld devices and a personal computer.

ConXem EtherDock
---------------=

     The ConXem EtherDock is a four-unit docking cradle that is specifically designed for the enterprise market. It enables large institutions to incorporate handheld computers within a network environment.

     The ConXem EtherDock for handheld devices, such as the IBM WorkPad(TM) or Palm(TM) devices, provides a concurrent network connection, known as TCP/IP, to the network. A concurrent TCP/IP connection occurs when more than one network connection from a mobile computer, such as a Palm Pilot(TM), connects to the network or PC. Similar to the ConXemDock, the user inserts the device into the dock and the files automatically are transferred. Our docking stations allow up to four such connections.

     We believe the automatic file transfer system will be very attractive to potential customers. Companies can use the Palm(TM) OS enterprise software from most any Palm Computing Platinum proven developer including Oracle Corp., Aether Technologies, Puma Technology, AvantGo, ASL and others. Once the client/server software is installed, a user can place their handheld device in any ConXem EtherDock and connect directly to the network. The network administrator can view each handheld as a node on the network. There is no PC required with the ConXem EtherDock which reduces the cost of connecting the Palm devices. Other features include a parallel port for printing, which can be ideal in a retail environment. We believe the ConXem EtherDock provides low cost automated access to a network for users of Palm(TM) Pilots and WorkPads(TM).

SOFTWARE

     The ConXem and ConXem Pro software currently run under DOS, Windows(TM) 95, Windows(TM) NT, and Windows(TM) CE operating environments. The Windows 95/NT version was beta tested with the Long Island Railroad. Initially, these software programs will be available for purchase through resellers as well as our web site, worldcyberlinks.com.

ConXem Software for Windows(TM) 95/NT
-------------------------------------

     ConXem is a serial communications software package enabling file transfers between a PC or network server and multiple mobile computers. By establishing a connection between computers, the ConXem software instructs the connected computers to transfer files bi-directionally. The software is available in 1, 4, 8, 16, or 32 user versions. ConXem differs from other communications software applications in that it is a concurrent communications package. Specifically, it facilitates bi-directional file transfer between a computer or network server and multiple mobile computers. ConXem Pro also includes upgrade features to provide a turnkey docking station solution with battery maintenance, network and enterprise management tools.

     The ConXem client software, which resides on the mobile device, requires less than 100 kilobytes of memory. We believe the ConXem software is simple to set up. Initially, the administrator sets up the mobile user account and the corresponding file transfer script. The administrator then installs the mobile user's account information and communications software onto a mobile computer. Thereafter, the user may simply connect the mobile computer to the server or docking station. The server application retrieves and executes the proper script file associated with the user ID from the user account base to automatically transfer the files. Meanwhile the administrator maintains control over the process.

     The software supports selected multiple port, input/output, or I/O boards manufactured by Digi International, Equinox, Comtrol, Computone and other multiple port I/O board manufacturers. A multiple port I/O board allows for multiple computers to communicate to one central processing unit.

ConXem Software for Windows(TM) CE
----------------------------------

     This version of the ConXem software is designed to run on Microsoft Windows(TM) CE devices. Microsoft Windows(TM) CE is geared for use on mobile computing devices. A number of prominent PDA hardware manufacturers have announced the introduction of new devices within the past year that could lead to additional sales opportunities for our products.

RESELLER RELATIONSHIPS

Aether Technologies, Inc.
-------------------------

     We entered into an open-ended reseller agreement with Aether Technologies, Inc. (previously named Riverbed Technologies, Inc.) on November 23, 1998. Pursuant to this agreement Aether will act as a distributor of our docking stations, ConXemDock and ConXem EtherDock, in conjunction with its own software. In exchange, we will offer the Aether software, along with our ConXemDock and

ConXem EtherDock, through our channels of distribution. Aether is based in Falls Church, Virginia.

     We are included in the Aether Partner Guide and on the Aether web site as a solution partner and value added reseller. Our relationship with Aether should enable us to provide the lowest cost connection to a network and a total solution to mobile computing needs for anticipated customers.

     Aether develops specialized middleware and connectivity software that allow an enterprise to exchange critical data with portable computing devices such as Palm, Inc.'s Palm Pilot(TM). This software significantly reduces the total cost of computing by eliminating the requirement of a companion PC and greatly simplifying the configuration and use of handheld devices.

CUSTOMER SUPPORT

     We anticipate offering technical support to customers who have either licensed our software or purchased docking station solutions. Technical support will include the maintenance of our products in accordance with specifications contained in our guide for such products, as well as access to technical support personnel by telephone, facsimile or e-mail. Potential customers under license agreements will be entitled to standard industry service that includes minor product updates and modifications, primarily fixes that are provided as patches or service releases.

MARKETING PLAN

     We developed a marketing strategy for our software and mobile docking solution products by emphasizing partnering, bundling and bounty agreements with key industry corporations that manufacture or integrate laptop, palmtop, PDAs and handheld mobile computing devices. Under these potential agreements, we hope to provide software and docking station solutions to be combined with other companies' products.

     We are targeting both Fortune 1000 companies as well as smaller companies, principally comprising the SOHO market for both docking station solutions and communications software, on a national level. We believe that mobile computing represents an important and growing segment for the consumer, SOHO and enterprise markets. We designed our products in an attempt to provide each market segment a simple, cost-effective solution with a unique and effective feature set which can easily be expanded.

     Our strategy is to partner with multi-port I/O board manufacturers and other original equipment manufacturers, develop value added reseller relationships, establish a retail channel utilizing manufacturers' representatives and pursue licensing agreements.

     We believe that this strategy will enable us to potentially leverage the existing value added reseller channel of the I/O board manufacturers while establishing a brand and developing a retail channel with a convenient and coordinated solution for the SOHO market. In addition, the potential original equipment manufacturing and licensing of docking solutions will generate fees to us over the life of each product. This positioning of the software and exploitation of the patents may provide us with revenues from both the SOHO and enterprise markets.

     Currently, our web site receives approximately four requests per week from prospective customers for our hardware and software. We have no assurance that this level of inquiry will continue if or when we are able to manufacture units for sale. Nor do we have any assurance whether such inquiries will result in actual sales. We are included on the Palm, Inc. web site as an enterprise solution provider. We also are included on the Aether Technologies, Inc. web site as a solution partner. We have licenses with Palm for the Palm(TM) III and Palm(TM) V form factor and connector use. Palm is in the process of licensing the New universal connector to us.

     Additionally, we plan to increase our exposure within the industry by attending trade shows, distributing corporate literature, facilitating the use of on-site application testing and partnering with industry leaders in each market segment.

INTELLECTUAL PROPERTY

         We rely on patents, copyrights, trademarks, trade secrets and other contractual confidentiality laws to establish and maintain proprietary rights in our technology and products. We presently own five patents in the United States covering certain of our technology. It is our intent to file applications for and obtain patents in selected foreign countries where a potential market for our products exist. We will continue to seek patent protection for any improvements or enhancements likely to be incorporated in our products.

Patent Number         Date of Patent             Title of Patent
-------------         --------------             ---------------
5,301,346             April 5, 1994              Method and apparatus for  transferring  data between a host device and plurality of portable computers
5,461,717             October 24, 1995           Apparatus for transferring data between a host device and portable computers of various sizes and for recharging the batteries of same
5,586,002             December 17, 1996          Protective case and interface housing containing computer devices and the like
5,598,543             January 28, 1997           Method of interfacing between data transmission systems having an unequal number of transceiver ports
5,621,890             April 15, 1997*            Method and apparatus for transferring data between a host device and a plurality of portable computers
D444,472S             July 3, 2001               U.S Design patent for Computer docking station

* The term of this patent shall not extend beyond the expiration date of Patent No. 5,301,346.

     U.S. patents expire 14 years from the date of application. There can be no assurance that any of these patents would be upheld as valid if litigated. While we believe that our patents have value, we also believe that our competitive position depends primarily on innovative skills, technological expertise and management abilities of our employees.

     We have pledged our first five patents as collateral to FRF in connection with its Loans to us.

     Copyright for the name Conxem(TM) for use with multi unit docking stations and communication software.

MANUFACTURING & ASSEMBLY

DOCKING SOLUTIONS

     We presently procure most of our components and subassemblies from third party vendors or subcontractors. We have been negotiating with Aether Systems, Inc., the contract manufacturer for the Palm cradle and connectors. If we are successful in our efforts, Aether will be our prime contractor. We also may work with other contract manufacturers in creating docking stations for other original equipment manufacturers.

COMMUNICATIONS SOFTWARE

     We are working to partner with a Palm developer who will produce a set of master CD-ROMs or diskettes and documentation for each software product. Our goal is to duplicate and package these CD-ROMs for sale by the reseller. We also plan to offer our software over the Internet and under a key system whereby the user is entitled to a free 90-day trial download. This offer will be available for the launch of each new version or upgrade.

RESEARCH AND DEVELOPMENT

     We seek to capitalize on our expertise in communications software and docking station solutions technology by developing products for new applications and increasing the functionality of existing products.

     The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. As a result, we anticipate our future success will depend significantly upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards.

     We have budgeted for research and development to accommodate planned product introductions and enhancements. Since inception, we have expended approximately $317,000 on research and development.

COMPETITION

     The docking solutions and communications software markets are intensely competitive and are subject to rapid changes in both technology and the strategic direction of major hardware manufacturers and operating system providers. As such, our ability to compete will depend upon our ability to introduce new mobile computing solutions on a timely basis. We have limited resources and must restrict our product development efforts to a relatively small number of projects. However, as a small company, we believe we are able to respond to rapid changes within the mobile computing industry.

     The principal competitive factors affecting the market for our docking solutions and communications software are compatibility with existing hardware and software solutions, added functionality which provides for user adaptively, product reliability, competitive pricing and the proprietary nature of the products.

DOCKING SOLUTION COMPETITORS

     Docking solutions are available from hardware manufacturers of mobile data collection devices and notebook computers, however, they are typically single unit cradles or multiple unit cradles with sequential data transfer. We believe our principal competitor is Symbol Technologies, Inc. They have introduced a four slot serial cradle that provides multiple unit synchronization capabilities and is compatible with the Symbol SPT 1500,Pocket PC, Palm(TM) III, V, VII, and i705. Other than Symbol, we are not aware of any other company offering multiple unit docking cradles as an enterprise solution for Palm devices or Windows(TM) CE devices.

COMMUNICATION SOFTWARE COMPETITORS

     We compete with software products manufactured by Traveling Software, Symantec Corporation, DataViz, Quarterdeck, and Puma Technology, Inc. for the single user. We are unaware of any other software currently available that provides concurrent, bi-directional multiple unit file transfer that will operate on a stand alone personal computer with programmable scripts for each user.

     We have refined our software to serve primarily the SOHO market. As a result, we now are engaged in discussions with companies including Aether Technologies, Puma Technologies, ASL and AvantGo, among others, in an effort to supply our docking solutions coupled with their enterprise software solutions.

GOVERNMENT REGULATIONS

     We believe that our products are in material compliance with current government regulations, however, regulatory changes may require modifications to our products in order for us to continue be able to manufacture and market these products. It is possible that more stringent regulations in these or other areas will be issued in the future which could have an adverse effect on our business. In addition, sales of our products could be adversely affected if more stringent safety standards are adopted by customers.

     Certain of our products intentionally transmit radio signals as part of their normal operation. These products are subject to regulatory approval by the FCC and corresponding authorities in each country in which they are marketed. Such approvals are typically valid for the life of the product unless and until the circuitry of the product is altered in material respects, in which case a new approval must be required.

EMPLOYEES

     In addition to our management, we have a technical team comprised of a chief technology officer, primarily responsible for docking station solutions and software development activities. Our Officers work on a part-time, as-needed basis. We utilize one part-time programmer who is an independent contractor and also subcontracts much of our software programming to other parties. We also work with several part-time consultants to assist in hardware development.

ITEM 2. DESCRIPTION OF PROPERTY.

     We lease approximately 600 square feet of office space, at a monthly rental of $450.00, at 700 A Koehler Avenue, Ronkonkoma, New York, 11779. This office space is subject to a month to month lease. The space is utilized for a sales office. We believe that these facilities are adequate for our current needs and anticipated future needs.

ITEM 3. LEGAL PROCEEDINGS

     There currently are no legal actions pending against us or any of our officers or directors in their fiduciary capacities nor is any litigation threatened or anticipated to our knowledge.

     Mr. Frank Schwamborn, a former president and employee of Puritan Management was indicted on April 19, 2001 on charges unrelated to his affiliation with Puritan Management. This case has not gone to trial. This action has no effect on us or our business in any way.

Federal
-------

     In October 1999, a director under investigation by us commenced an action against our then president and a director in the United States District Court for the Northern District of New Jersey. In that action, the plaintiff sought injunctive relief to enjoin the company from holding a special meeting of the shareholders to consider whether the plaintiff had violated his fiduciary obligations to the shareholders and to consider whether to remove the plaintiff from his position for cause. The District Court judge denied the plaintiff's application in its entirety. Upon presentation of evidence to the shareholders of several instances of the plaintiff's breach of his fiduciary obligations to us and of his failure to return corporate securities that were irregularly issued, the plaintiff was removed from his position. The plaintiff then continued his action in Federal Court seeking the same relief. He also filed an application for payment of fees allegedly earned under a contract that would have been performed if he had not been terminated. We filed a counterclaim against the plaintiff and a motion to dismiss the entire complaint and to seek sanctions against him.

     The matter has been settled, by agreement of the parties to the litigation, with no cost to us. The matter has been dismissed.

State
-----

     In February 2000, certain minority shareholders commenced a shareholders' derivative action in the Supreme Court of New York, Kings County based upon the affidavit of the plaintiff in the federal matter described above. The matter was dismissed by agreement between the parties with no cost to us.

     In November 1999, we filed an action in the Supreme Court of New York, County of Suffolk against a former employee. The case was settled when the defendant agreed to return our property and restore the systems that he harmed. Although a damage claim remains open, it is not likely that we will continue to prosecute the claim because the damages may not warrant the additional expense.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock began trading on the OTC Electronic Bulletin Board of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "WCYB" on May 15, 1998. As of May 15, 2000, our Common Stock has been listed on the National Quotation Bureau "Pink Sheets". The following table sets forth, for the periods indicated, the sales prices for our common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The prices listed below are stated in U.S. dollars, which is the currency in which they were quoted.

                                          BID                            ASK
     PERIOD                     HIGH             LOW            HIGH              LOW
     ------                     ----             ---            ----              ---
     1998:
     Second Quarter             2 5/16           15/16          3 1/8             1 1/2
     Third Quarter              2 11/16          1 5/8          3 1/8             2 1/4
     Fourth Quarter             2 15/16          2 1/16         3 7/16            2 1/8

     1999:
     First Quarter              3 3/8            2 3/4          3 13/16           3 1/2
     Second Quarter             3 1/8            1 7/8          33/4              3 7/16
     Third Quarter              2                13/16          2 3/8             1 3/4
     Fourth Quarter             9/16             1/4            7/8               11/16

     2000:
     First Quarter              11/16            1/8            4 3/8             3/8
     Second Quarter             3/4              1/4            2 15/16           9/16
     Third Quarter              .30              .22            .39               .35
     Fourth Quarter             .25              .08            1.01              .33

     2001:
     First Quarter              .22              .13            .89               .48
     Second Quarter             .45              .12            .49               .13
     Third Quarter              .30              .22            .39               .35
     Fourth Quarter             .44              .17            .46               .19

     2002:
     First Quarter              .18              .10            .13               .08
     (to March 20, 2002)

     The closing price for our common stock on July 30, 2001 was $0.25.

     As of July 31, 2001, there were no options and 750,000 outstanding warrants to purchase shares of common stock.

     As of July 31, 2001, the shareholders' list prepared by American Stock Transfer & Trust Co. for our common stock showed 8,197,500 shares outstanding. The stock transfer records incorrectly reflect as currently outstanding the total shares to be earned pursuant to multi-year employment or legal service agreements with certain individuals. However, not all shares have been earned as of July 31,2001We have notified the transfer agent of the discrepancies and have taken steps to correct the errors. We recalculated the shares outstanding to reflect the shares earned and issued or issuable to those three individuals as well as all outstanding agreements for stock compensation through July 31, 2001. The adjusted number of our shares of our common stock outstanding at July 31, 2001 is 7,853,749.

VOTING RIGHTS

         Each holder of common stock is entitled to one vote per share with respect to all matters that are required to be submitted to shareholders. The shareholders are not entitled to cumulative voting in the election of directors. Accordingly, the holders of more than 50% of the shares voting for the election of directors will be able to elect all the directors if they choose to do so. Under the New York Business Corporation Law, a majority vote at a meeting of shareholders (or unanimous consent if shareholders act by written consent without a meeting) is required for all actions including removal of directors subject to certain limitations. There are no redemption or sinking provisions applicable to the common stock.

DIVIDEND POLICY

     Each share of common stock is entitled to share pro rata in dividends and distributions with respect to the common stock when, as and if declared by the board of directors and from funds legally available therefor. No holder of any shares of common stock has any preemptive right to subscribe for any of our securities.

     We have not declared or paid any cash dividends on our common stock since our formation, and do not presently anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to finance the expansion and development of our business. The future payment of cash dividends on the common stock will depend on our earnings, capital requirements and financial position, applicable requirements of the New York corporate law, general economic conditions and other factors considered relevant by our board of directors.

LIQUIDATION RIGHTS

     Upon dissolution, liquidation or winding up, the assets of the company will be divided pro rata on a share-for-share basis among holders of the common stock.

RECENT SALES OF UNREGISTERED SECURITIES

     There have been no sales of our common stock in the fiscal year ended July 31, 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes.

     Since inception, we have developed both hardware and software for the mobile computing market. To fund operations to date, we have relied upon private placements and have borrowed money from officers and consultants. Our accumulated net losses through July 31, 2001 total $9,075,165. The lack of funds to tool and build our docking station inventory has been detrimental to our growth and ability to generate income.

     To date our limited revenues were from sales associated with the beta testing of our products. We have not completed the tooling process required to begin our product manufacturing. We had and continue to have sales inquiries for our products. However, we have no backlog of orders at this time.

     During the next 12 months, we will require at least $100,000 to continue the operation of the business including sales and marketing as well as office space and general office expenses. In addition, we will need a cash infusion of a minimum of $1,000,000 to allow us to complete tooling and manufacture approximately 1,000 cradle units, the minimum required by a contract manufacturer. We have no assurance that we will continue to be able to obtain any sort of financing on commercially acceptable terms, if at all.

     In their report dated January 28, 2002 in connection with their audit of our financial statements as of July 31, 2001and 2000, the years ended July 31, 2001 and 2000 and for the period August 2, 1995 (inception) through July 31, 2001, our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern. Their opinion is based in part on our recurring losses, negative working capital and stockholders' deficit.

                             SELECTED FINANCIAL DATA

     The following table sets forth summary historical financial data for the dates and periods indicated in the following table. The summary historical financial data for the fiscal year ended July 31, 2001 are derived from our financial statements which have been audited by Israeloff, Trattner & Co., P.C., independent certified public accountants, appearing elsewhere in this registration statement.

                                                            YEAR ENDED
                                                            ----------
                                              JULY 31, 2001             JULY 31, 2000
STATEMENT OF OPERATIONS DATA:
Net Revenue                                     $ --                     $ --
Costs and expenses                               2,421,632                3,788,620
Net loss                                        (2,421,632)              (3,788,620)
Net loss per share                                    (.33)                    (.62)
Weighted average shares outstanding              7,368,000                6,116,771
BALANCE SHEET DATA:
Working capital (deficit)                      $(1,136,823)                (636,538)
Property and equipment, net                           -0-                     6,828
Total assets                                           550                    7,517
Total liabilities                                1,403,698                  784.227
Shareholders' deficit                           (1,403,148)                (776,710)

     The company has been a development stage company since its inception.

RESULTS OF OPERATIONS OF THE COMPANY

YEAR ENDED JULY 31, 2001 COMPARED TO YEAR ENDED JULY 31, 2000

     Our net losses were $2,421,632 and $3,788,620 for the years ended July 31, 2001 and 2000, respectively. The cost of shares issued as compensation for our officers and directors, our outside attorneys and our financial and public relations firm was $855,563, $350,506, and $654,000, respectively (as indicated in the table below) for the year ended July 31, 2001 and $1,415,000, $433,000, $1,584,000 respectively for the year ended July 31, 2000. Our other operating expenses amounted to approximately $562,000 for the year ended July 31, 2001 as compared to approximately $359,000 for the year ended July 31, 2000. In 2001 payroll costs associated with the issuance of common shares increased by $255,000 as compared to 2000. In addition professional fees decreased from 2000 to 2001, as, in addition to our professional fees, we recognized the cost of settling certain litigation ($60,000) in 2000.

--------------------------------------------------------------------------------
                                  Year ended                   Year ended
--------------------------------------------------------------------------------
                                 July 31, 2001                July 31, 2000
--------------------------------------------------------------------------------
Employee compensation              $855,563                    $1,413,000
--------------------------------------------------------------------------------
Legal fees                         $350,506                      $433,000
--------------------------------------------------------------------------------
Public relations                   $654,000                    $1,584,000
--------------------------------------------------------------------------------
TOTAL                            $1,860,069                    $3,430,000
--------------------------------------------------------------------------------

     We recorded no revenues for either of these years.

     During June 2001, we entered an agreement with Millennium Techvest "Millennium" to provide marketing sales ands product development consulting. Millennium is an LLC owned in part by a former officer of the company. Under the agreement, Millennium is to be paid $150,000 per year for services to us over a 5-year period.

LIQUIDITY AND CAPITAL RESOURCES

     To date, our operations have been funded by the issuance of equity securities and convertible debt securities. We have compensated various suppliers, consultants and employees by issuing shares of stock in lieu of cash. In 2000 and 2001, FRF Holdings Corp., a holding company owned by Puritan Management Inc. an outside financial and public relations firm we had under contract and John Russell, our former president, advanced funds totaling $315,756 to us in the form of 12% interest bearing loans. FRF Holdings Corp. was granted a security interest in our first five patents as collateral. Although our relationship with FRF Holdings Corp. has been positive, FRF Holdings Corp. may, at any time, call the outstanding loan.

     In their report dated January 28, 2002 in connection with their audits of our financial statements as of July 31, 2001 and 2000, for the years ended July 31,2001 and 2000, and for the period August 2, 1995 (inception) through July 31, 2001, our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern. At July 31, 2001, we had no cash and we had a working capital deficiency of $1,136,823. In addition, we are in need of financing to continue operations and begin manufacturing. We will require at least $100,000 to fund continued operations for the next twelve months, exclusive of any cash requirements for manufacturing. In addition, we will require a cash infusion of at least $1,000,000 to complete tooling and manufacture 1,000 docking station units, the minimum required by a contract manufacturer. We currently are seeking to raise funds through the public markets. However, we have no assurance that we will be able to procure financing on commercially acceptable terms, if at all. If we are not able to procure any financing, we may have to curtail operations.

FORWARD LOOKING STATEMENTS

     Statements that are not historical facts included in this registration statement are "forward-looking statements" and involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that we expect, believe, project, intend or anticipate will or may occur, including such matters as future capital, business strategies, expansion and growth of our operations and future net cash flows. Factors that could cause actual results to differ materially are described throughout this registration statement. Cautionary disclosures include, among others: general economic conditions, the markets for and market price of our products, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the results of financing efforts and regulatory developments and compliance. We disclaim any obligation to update or revise any forward-looking statements to reflect new events or circumstances or to reflect the occurrence of anticipated or unanticipated events, other than as required by law.

ITEM 7. FINANCIAL STATEMENTS.

     See Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth our directors and executive officers as of the date of this registration statement, with each position and office held by them.

NAME                       AGE              POSITION WITH COMPANY
----                       ---              ---------------------
Michael Tobin              60               President and Director

James Gardner              34               Secretary, Treasurer and Director

Jeffrey Denenberg          58               Chief Technology Officer and Director

Richard Stegner            66               Vice President and Director

     MICHAEL TOBIN was elected as a director on May 3, 2000 and became president on November 1, 2000. He was president of TCE Group, an advertising and marketing company, from August 1983 to September 1999. Mr. Tobin was vice president marketing of Revlon, Inc. and senior vice president marketing of Faberge, Inc. from 1970 to 1981. Mr. Tobin received his Bachelor of Business Administration from Baruch College in 1971 and his MBA in marketing from Long Island University in 1974.

     JAMES GARDNER joined us on November 1, 1999 as secretary and a director. He has been treasurer since November 1, 2000. He is the president of CJEFA Pizza Inc., a privately held chain of New York based restaurants, since 1995. He also serves as president of Lemrac Realty Corp., a privately held real estate development corporation, since 1997. Prior to these positions, Mr. Gardner was president of BRJ Trucking, a privately held long haul logistics company, from 1997 to 1999.

     JEFFREY N. DENENBERG has served as chief technology officer since November 1, 1999. He was elected as a director on March 14, 2000. Since 1993, he has been president of DTS, an executive technology consulting firm that specializes in resolving system and product design issues. Dr. Denenberg has also been active in engineering education, teaching graduate and undergraduate engineering and computer science courses at local universities (Fairfield, UNH, SHU, and UB) for several years and is currently the head of Electrical Engineering at the BEI School of Engineering at Fairfield University. He has 30 years of experience in the electronics, communications, and computer industries. He has worked as an engineer for Warwick Electronics, Motorola and Bell Telephone Laboratories, as an engineering manager for ITT and Prodigy Services Co., and as the Chief Technology Officer for Noise Cancellation Technologies. He received his Bachelor of Science from Northwestern University in 1966 and both his Master of Science and Ph.D. from the Illinois Institute of Technology in 1968 and 1970, respectively, in electrical engineering. Dr. Denenberg holds 20 patents covering a wide variety of technical areas. These include: active noise cancellation, digital signal processing, data compression, parallel processing, fault tolerant systems, pattern recognition, and consumer electronics. Dr. Denenberg has published many technical papers and has been a contributing author for two books. He is a senior member of the IEEE.

     RICHARD STEGNER has been a director of the company since November 2, 1997. He has held positions as secretary, treasurer and currently is a vice president of the company. He also is a member of the compensation committee of our board of directors. Mr. Stegner currently is president of Exhibit Control. He served as the vice president of sales for Sparks Exhibits, Inc. from 1995 to 1999. His prior experience included vice president of sales at Dial Corp., ExhibitGroup NY from 1990 to 1995. In this position, he was the top sales producer for three consecutive years. Mr. Stegner has 30 years of sales and marketing experience selling high value products and services to the Consumer Electronics, PC/ CD-ROM and computer markets. He received a Bachelor of Science degree from Wagner College in 1960.

     Directors serve in their respective capacities for a term of one year or until their successors are duly elected and qualified. The executive officers are appointed by and serve at the will of the board of directors to serve until the earlier of their resignation or removal with or without cause by the board of directors. In December 1998, the bylaws were amended to expand the board of directors to seven members.

     There are no family relationships between any two or more directors or executive officers. There are no arrangements or understandings between any two or more directors or executive officers.

EMPLOYMENT AND CONSULTING CONTRACTS

     Certain of our officers and key employees are subject to employment agreements. To date, all compensation has been made in the form of equity securities. The value of the securities is based on the closing market price of our common stock on the date the agreement is entered into. Various consultants to the company are compensated in the same way as our employees.

     Michael Tobin, our president and director, has a two year employment agreement ending November 30, 2002 for compensation in common stock at the rate of 250,000 shares per year. Under the terms of his contract, Mr. Tobin may be reimbursed for any personal expenses as it relates to us if the compensation committee approves.

     Previously, on November 1, 1999, Mr. Tobin entered an agreement with us whereby he would hold the position of treasurer and vice president of sales and marketing for a period of two years ending December 1, 2001. In exchange for his services, Mr. Tobin was to receive 300,000 shares of stock over the term of the agreement. In addition, Mr. Tobin was entitled to a 5% fee, comprised of 5% cash, for any contracts stemming from sources he introduces to us. The board of directors authorized 150,000 shares to Mr. Tobin for his performance under this agreement.

     During June 2000, we entered an agreement with Millennium Techvest (Millennium) to provide marketing sales and product development consulting. Under the agreement, they are to be paid $150,000 per year for services to us over a 5-year period. Millennium is owned in part by a former president and Board member of the company.

     On November 1, 2000, James Gardner entered an agreement with us whereby he holds the positions of secretary and treasurer for a period of two years ending December 1, 2002. In exchange for his services, Mr. Gardner is to receive 250,000 shares of common stock over the term of the agreement together with any other compensation provided by the board of directors. In addition, Mr. Gardner is entitled to a 5% fee, comprised of 5% cash, for any contracts stemming from sources he introduces to us. He earned 125,000 shares of common stock for his services as secretary from November 1, 1999 through November 1, 2000 pursuant to a prior employment agreement.

     On November 1, 1999, Jeffrey Denenberg entered an agreement with us whereby he holds the positions of chief technical officer and director for a period of two years ending December 1, 2001. In exchange for his services, Mr. Denenberg is to receive 150,000 shares of common stock over the term of the agreement together with any other compensation provided by the board of directors. In addition, Mr. Denenberg is entitled to a 5% fee, comprised of 5% cash, for any contracts stemming from sources he introduces to us. He has earned 131,250 shares of common stock for his services from November 1, 1999 through July 31,2001.

     On May 30, 1999, Richard Stegner entered an agreement with us whereby he accepted the positions of secretary and treasurer and was engaged as vice president to provide sales and marketing services for a period of four years ending December 1, 2003. In exchange for his services, Mr. Stegner is to receive 750,000 shares of stock over the term of the agreement. In addition, Mr. Stegner is entitled to a 5% fee, comprised of 5% cash, for any contracts stemming from sources he introduces to us. Mr. Stegner has earned 406,250 shares of common stock for his services.

     John Russell was president of the company from November 1, 1997 through November 1, 1999. He received 250,000 shares of common stock in 1997 from one of our founders as an inducement to join us and an additional 250,000 shares for his services through November 1998. Mr. Russell subsequently received 1,000,000 shares of common stock in satisfaction of amounts owed to Mr. Russell by us and as compensation for his services as a consultant through November 30, 1999.

     We entered a legal service retainer with Shepherd Lane, Esq. for a three year period ended August 2001. Under the terms of the agreement, Mr. Lane will receive 250,000 shares of our common stock and warrants to purchase 750,000 shares of common stock, exercisable at $0.10. Through July 31, 2001, Mr. Lane earned 250,000 shares as compensation for his services and all warrants were fully vested. All of Mr. Lane's 750,000 warrants remain unexercised. In 2002, the Board of Directors agreed to extend the exercise period to August, 2006.

                    INDEMNIFICATION OF DIRECTORS AND OFFICERS

     Our bylaws and Certificate of Incorporation do not provide for the indemnification of our officers and directors.

     We have been advised that in the opinion of the Securities and Exchange Commission indemnification for liabilities arising under the Securities Act of 1933, as amended, for directors, officers and control persons is against public policy as expressed in the Securities Act and is therefore, unenforceable. Claims for indemnification against such liabilities would be limited to the payment by us of expenses incurred or paid by a director, officer or control person in the successful defense of any action, suit or proceeding.

ITEM 10. EXECUTIVE COMPENSATION

     The following summary compensation table shows the compensation and options paid during the last fiscal year to our chief executive officer and each executive officer and director whose annual compensation exceeds $100,000.

                           SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION
                                     -------------------
NAME AND PRINCIPAL POSITION         YEAR(1)        SALARY     OTHER ANNUAL COMPENSATION(2)
---------------------------         -------        ------     ----------------------------
Michael Tobin (3)                   11/1/00         $00       250,000 shares of common stock
   President                        to present                (valued at closing price of $.14 on 11/1/00)
James Gardner                       11/1/00         $00       250,000 shares of common stock
                                                              (valued at closing price of  $.14 on 11/1/00)

(1) We were not a reporting company pursuant to Section 13(a) or 15(d) of the Exchange Act nor was such information previously required to be provided in response to a Securities and Exchange Commission filing for any period prior to this registration statement.

(2) None of the named executive officers listed received perquisites or other personal benefits exceeding the lesser of $50,000 or 10% of the total salary and bonus for such officer.

(3) Mr. Tobin previously served as vice president of sales and treasurer from November 1, 1999 to October 31, 2000. He received 150,000 shares of common stock valued at the closing price of $.56 on November 1, 1999 for his performance as vice president and treasurer.

     All the members of our board of directors hold other positions with the company and are compensated in those capacities. The directors do not receive compensation for serving on the board. We do not have outside directors.

DIRECTORS' COMPENSATION

     None of our directors received monetary compensation for their services as a director. However, each of our directors earned shares of our common stock pursuant to employment agreements in other capacities with us.

     At present, our officer's and directors have not yet filed their Form 3s.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of July 31, 2001 certain information with respect to the amount and nature of beneficial ownership of the common stock held by: (i) each person known to us to be a beneficial owner of more than 5% of our outstanding stock; (ii) each person who is a director or an executive officer of us; and (iii) all our directors and executive officers as a group.

NAME AND ADDRESS OF
BENEFICIAL OWNER                     NUMBER OF REVISED SHARES (2)(3)     PERCENT (4)
----------------                     -------------------------------     -----------
Michael Tobin(1)                                 417,000                    5.03%

James Gardner(1)                                 271,000                    3.45%

Jeffrey Denenberg(1)                             168,750                    2.15%

Richard Stegner(1)(5)                            468,750                    5.97%

David Grossman(5)(6)                             895,000                   11.61%
P.O Box 565
Central Square, NY 13036

Parrish Brian & Co., Inc.(7)                     748,000                    9.52%
577 Chestnut Ridge Rd.
Woodcliff Lake, NJ 07675

Shepard Lane
Slatt & Lane 600 3rd Ave.
NY, NY 10011                                     250,000                    3.3%

John Russell(8)                                  915,000                   11.65%
63 Mystic Circle
Bay Shore, NY 11706

Puritan Management(9)                            630,000                    8.2%
1636 Union Blvd.
Bay Shore, NY 11706

Directors and Executive Officers               1,325,500                   17.2%
As a group  (4 persons)

-------------------------
(1)  The business address for each person named is c/o World Cyberlinks Corp.
(2) Share amounts listed for officers and directors reflect all shares earned, whether issued or issuable, through July 31, 2001 pursuant to employment agreements.
(3) Calculated pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. We believe that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them (subject to community property laws where applicable) and except where otherwise noted.
(4) The records of American Stock Transfer & Trust Company on July 31, 2001 indicate we have 8,197,500 shares of common stock outstanding. However, we recalculated our outstanding common shares on July 31, 2001 as 7,853,749 based on the factors set forth in footnote (2) above and footnote (5) below.

(5) Reflects shares earned, whether issued or issuable, through July 31, 2001. Our stock transfer records incorrectly reflect the total share amounts to be earned pursuant to multi-year employment agreements. We have notified the transfer agent of the discrepancies and have taken steps to correct the errors.
(6) David Grossman was under a contract as President/ Director and counsel. The contract as President/ Director has expired. The number of shares listed include all shares of our common stock held by entities owned or controlled by David Grossman.
(7) Parrish Ketchmark, President of Parrish Brian & Co., Inc. was an officer from November 2, 1997 to June 29, 1999 and a director from November 2, 1997 to November 3, 1999. The number of shares listed include all shares of our common stock held by entities owned or controlled by Mr. Ketchmark.
(8) Mr. Russell served as our president, chief executive officer and chairman from November 2, 1997 to October 31, 1999. shares listed include all shares of our common stock held by entities owned or controlled by Mr. Russell.
(9) Puritan Management was under a contract to provide consulting services. The contract has expired. The number of shares listed include all shares of our common stock held by entities owned or controlled by Puritan Management.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. FURNISH THE INFORMATION REQUIRED BY ITEM 404 OF REGULATION S-B.

     As of October 1997, we effected a 10,000 for 1 forward split on our common stock. All references to common stock give effect to this stock split unless otherwise indicated.

     From November 1997 through April 1998, we received a total of approximately $320,000 from lenders pursuant to Section 4(2) of the Securities Act of 1933, as amended. The related promissory notes bore interest at 12% per annum and were convertible into common stock at $1.00 per share in conjunction with our June 1998 offering pursuant to Regulation D, Rule 504, of the Securities Act. We issued an aggregate of 110,000 shares to an affiliate of a member of the board of directors to repay $110,000 of loans to us as part of these transactions. There are no notes currently outstanding.

     On November 15, 1999 the board of directors voted to authorize the following shares of our common stock in connection with the following transactions:

     o David Grossman -- 1,075,000 shares for payment as president pursuant to an employment agreement through October 31, 2000 and for representing the company as counsel in certain matters; the obligations in the employment agreement have been fulfilled and Mr. Grossman is no longer employed by us.

     o Richard Stegner -- 750,000 shares for prior services as secretary, treasurer and vice president and as director pursuant to a four year employment agreement ending December 1, 2003;

     o Shephard Lane, Esq. -- 250,000 shares and 750,000 warrants exercisable at $.10 per share for legal services provided and to be provided to us through August 1, 2001. The right to exercise the warrants was extended to August 1, 2006.

     Messrs. Grossman, Stegner and Lane were erroneously issued the total amounts due to them under their respective employment and retainer agreements at the time the transactions were ratified. We have notified our stock transfer company to correct their records to reflect that Mr. Grossman has earned 1,075,000 shares, Mr. Stegner has earned 406,250 shares, and Mr. Lane has earned 250,000 shares through July 31, 2001.

     On December 21, 1999, we entered an agreement with FRF Holding Corp., ("FRF") a holding company owned by Puritan Management Inc. and John Russell. Under the terms of the agreement, FRF may advance funds to us on an "as needed" basis. As of July 31, 2001, we have received a total of $315,756 in loans for working capital purposes inclusive of accrued interest. The loans are due on demand and bear interest at 12% per annum on the outstanding balance. In addition, FRF has been granted a first security interest in our first five patents as collateral for the loans. During 2001 Mr. Frank Schwamborn resigned as president of Puritan Management Inc. and was replaced by Ms. Joanne Schwamborn.

     There currently are warrants outstanding to acquire 750,000 shares of our common stock, exercisable at $.10, held by Shepherd Lane, Esq. under a legal service retainer. Pursuant to an action taken by the Board of Directors the exercise date has been extended until August 1,2006.

     In January and February 2000, we engaged a financial consulting firm and financial consultant, respectively, to assist us in raising capital in a private offering. We issued a total of 500,000 shares of common stock at $.01 per share to the two parties in May 2000 pursuant to the agreements. In March 2001, we received $2,500 in exchange for 250,000 shares of the common stock previously issued. We have not yet received the balance of $2,500 for the remaining 250,000 shares issued.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) INDEX TO EXHIBITS

  2.1       Certificate of Incorporation*
  2.2       Amendment to the Certificate of Incorporation*
  2.3.1     Bylaws for World Cyberlinks Corp.*
  4.1       Specimen common stock certificate*
  10.1      Reseller Agreement between World Cyberlinks and Riverbed Technologies, Inc. (now Aether
            Systems, Inc.)*
  10.2      Reseller Agreement between Riverbed Technologies, Inc. and World Cyberlinks Corp.*
  10.3      License Agreement with Palm Computing, Inc. (now Palm, Inc.)*
  10.4      Solution Provider Source Code License Agreement with Palm Computing Inc. dated December 30,
            1998*
  10.5      Hardware Developer Agreement - PalmPilot Modem Casing dated April 7, 1998*
  10.6      Amendment No.1 to Hardware Developer Agreement - PalmPilot Modem Casing*
  10.7      Hardware Developer Agreement - Serial Communications dated April 7, 1998*
  10.8      Employment Agreement with Michael Tobin dated November 1, 2000*
  10.9      Employment Agreement with James Gardner dated November 1, 1999*
  10.10     Employment Agreement with Jeffrey Denenberg dated November 1, 1999*
  10.11     Retainer Agreement with David B. Grossman, P.C. dated November 1, 2000*
  10.12     Employment Agreement with David Grossman dated November 1, 1999*
  10.13     Employment Agreement with Richard Stegner dated November 1, 1999*
  10.14     Agreement and Demand Note dated December 21, 1999 between World Cyberlinks Corp. and FRF
            Holdings Corp.*
  10.15     UCC Financing Statement in favor of FRF Holdings Corp.*
  10.16     Lease for office space between World Cyberlinks Corp and MJC Consulting Inc.*
  16.1      Letter on change in certifying accountants from Jonathon L. Anderson, CPA, PC.*
  16.2      Letter on change in certifying accountants from Richard A Eisner & Co., L.L.C.*


* Filed as exhibits with the same numbers indicated above on Form 10-SB and incorporated herein by reference.

(b)  Reports on Form 8-K

     We did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended July 31, 2001.

(c)  Financial Statements

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS
                                       AND
                                AUDITORS' REPORT

                   FOR THE YEARS ENDED JULY 31, 2001 AND 2000,
                                       AND
                    THE CUMULATIVE PERIOD FROM AUGUST 2, 1995
                          (INCEPTION) TO JULY 31, 2001

                                    CONTENTS




                                                                      Page
                                                                      ----
AUDITORS' REPORT                                                       22

FINANCIAL STATEMENTS

    Balance Sheet                                                      23
    Statements of Operations                                           24
    Statements of Stockholders' Equity (Deficit)                       25
    Statements of Cash Flows                                           26
    Notes to Financial Statements                                      27

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
World Cyberlinks Corp.


We have audited the accompanying balance sheet of World Cyberlinks Corp. (a development stage enterprise) as of July 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended July 31, 2001 and 2000, and for the period August 2, 1995 (inception) through July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period August 2, 1995 (inception) through December 31, 1997 were audited by other auditors whose report, dated March 6, 1998, expressed an unqualified opinion on those statements before the restatement described in Note 7. We audited the adjustments described in Note 7 that were applied to restate the periods from August 2, 1995 (inception) through December 31, 1997. The restated financial statements for these periods, include total revenues of $35,203 and cumulative net losses of $336,223. Our opinion on the statements of operations, stockholders' equity (deficit) and cash flows for the period August 2, 1995 (inception) through July 31, 2001, insofar as it relates to amounts for periods prior to January 1, 1998, before the restatement, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of World Cyberlinks Corp. as of July 31, 2001, and the results of its operations and its cash flows for the years ended July 31, 2001 and 2000, and the cumulative period from August 2, 1995 (inception) through July 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses from operations, negative working capital and stockholders' deficit raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Valley Stream, New York                    /s/ Israeloff, Trattner & Co., P.C.
January 28, 2002                               Certified Public Accountants

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET

                                  JULY 31, 2001


                                     ASSETS


OTHER ASSETS
     Security deposit                                                            $       550
                                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
     Accounts payable and accrued expenses                       $   821,067
     Loans payable - stockholders (Note 2)                           315,756
                                                                 -----------

              Total Current Liabilities                                          $ 1,136,823

OTHER LIABILITIES (Notes 3 and 4)                                                    266,875

COMMITMENTS AND CONTINGENCIES  (Note 6)

STOCKHOLDERS' DEFICIT (Note 4)
     Common stock - $.001 par value; authorized 20,000,000
         shares; issued and outstanding 7,853,749 shares               7,855
     Additional paid-in capital                                    7,664,162
     Deficit accumulated during the development stage             (9,075,165)
                                                                 -----------

              Total Stockholders' Deficit                                         (1,403,148)
                                                                                 -----------
              TOTAL LIABILITIES AND STOCKHOLDERS'
                 DEFICIT                                                         $       550
                                                                                 ===========




                See accompanying notes to financial statements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS



                                                                                      For The
                                                                                   Period From
                                                    Year Ended July 31,           August 2, 1995
                                            -----------------------------      (Inception) Through
                                                2001              2000            July 31, 2001
                                            -----------       -----------      --------------------
Net revenue                                 $        -        $        -            $    36,059
Cost of sales                                        -                 -                 16,496
                                            -----------       -----------           -----------

       Gross profit (loss)                           -                 -                 19,563
                                            -----------       -----------           -----------
Operating Expenses
    Marketing and advertising                        -             33,305               380,645
    Research and development                        700            20,541               317,077
    General and administrative                1,265,254         1,574,287             4,065,882
    Professional fees                           494,850           574,780             1,893,281
    Public relations fees                       654,000         1,584,000             2,370,000
    Depreciation                                  6,828             1,707                67,843
                                            -----------       -----------           -----------

       Total operating expenses               2,421,632         3,788,620             9,094,728
                                            -----------       -----------           -----------

       (Loss) before income taxes            (2,421,632)       (3,788,620)           (9,075,165)

Income taxes (Note 5)                                -                 -                     -
                                            -----------       -----------           -----------

       Net loss                             $(2,421,632)      $(3,788,620)          $(9,075,165)
                                            ===========       ===========           ===========

Basic and diluted loss per common share     $     (.33)       $     (.62)
                                            ==========        ==========
Weighted average number  of common
    shares used in computation               7,368,000         6,116,771
                                            ==========        ==========



                See accompanying notes to financial statements.

                                                      WORLD CYBERLINKS CORP.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)

                                           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                               Deficit
                                                                                             Accumulated
                                                              Common Stock      Additional   During the
                                                        ---------------------    Paid-In     Development    Unearned
                                                          Shares     Amount      Capital        Stage     Compensation     Total
                                                        ----------  ---------   ----------   -----------  ------------   ---------
Common shares issued in connection with service
     rendered in the formation of the company on
     August 2, 1995                                       500,000      $ 500     $ 49,500           $ -          $ -      $ 50,000
Common shares issued in connection with
     acquisition of patents                               500,000        500       49,500             -            -        50,000
Net loss for the period from inception to
     December 31, 1995                                          -          -            -       (50,000)           -       (50,000)
                                                        ---------     ------   ----------   -----------   ----------   -----------

Balance, December 31, 1995                              1,000,000      1,000       99,000       (50,000)           -        50,000

Common shares paid to consultant by stockholder                 -          -       25,000             -            -        25,000
Net loss for the year ended December 31, 1996                   -          -            -       (24,744)           -       (24,744)
                                                        ---------     ------   ----------   -----------   ----------   -----------

Balance, December 31, 1996                              1,000,000      1,000      124,000       (74,744)           -        50,256

Common shares issued in a private placement
     at $.10 per share                                  1,000,000      1,000       99,000             -            -       100,000
Common shares issued in connection with
     professional services rendered                        30,000         30        2,970             -            -         3,000
Common shares issued in connection with
     employment services                                  500,000        500       49,500             -            -        50,000
Net loss for the year ended December 31, 1997                   -          -            -      (261,479)           -      (261,479)
                                                        ---------     ------   ----------   -----------   ----------   -----------

Balance, December 31, 1997                              2,530,000      2,530      275,470      (336,223)           -       (58,223)

Common shares issued in connection with private
     placement at $1.00 per share, less costs
     of $50,000                                           830,000        830      779,170             -            -       780,000
Common shares issued in connection with
     conversion of loans payable at $1.00 per share       110,000        110      109,890             -            -       110,000
Common shares issued in connection with
     services rendered                                     12,500         13       17,258             -            -        17,271
Net loss for the period from January 1, 1998
     to July 31, 1998                                           -          -            -      (413,706)           -      (413,706)
                                                        ---------     ------   ----------   -----------   ----------   -----------

Balance, July 31, 1998                                  3,482,500      3,483    1,181,788      (749,929)           -       435,342

Common shares issued in connection with private
     placement at $1.00 per share                          70,000         70       69,850             -            -        69,920
Common shares issued in connection with private
     placement at $3 per share in April 1999, less
     costs of issuance of $10,000                          20,000         20       49,980             -            -        50,000
Common shares issued in connection with
     employment agreements                                 50,000         50      149,950             -            -       150,000
Common shares and warrants issued for
     services rendered                                    614,583        615    2,133,217             -   (1,187,500)      946,332
Warrants granted for services rendered and
     to be rendered                                             -          -    1,182,500             -   (1,182,500)            -
Amortization of unearned compensation                           -          -            -             -      132,000       132,000
Net loss for the year ended July 31, 1999                       -          -            -    (2,114,984)           -    (2,114,984)
                                                        ---------     ------   ----------   -----------   ----------   -----------

Balance, July 31, 1999                                  4,237,083      4,238    4,767,285    (2,864,913)  (2,238,000)     (331,390)

Common shares issued in connection with exercise
     of warrants at $.01                                  500,000        500        4,500             -            -         5,000
Common shares issued in exchange for services
     and exercise of warrant                              500,000        500      109,500             -      (55,000)       55,000
Common shares issued for services                       1,645,833      1,646    1,697,654             -            -     1,699,300
Amortization of unearned compensation                           -          -            -             -    1,584,000     1,584,000
Net loss for the year ended July 31, 2000                       -          -            -    (3,788,620)           -    (3,788,620)
                                                        ---------     ------   ----------   -----------   ----------   -----------

Balance, July 31, 2000                                  6,882,916      6,884    6,578,939    (6,653,533)    (709,000)     (776,710)

Common shares and warrants issued for services
     rendered                                             970,833        971    1,085,223             -            -     1,086,194
Amortization of unearned compensation                           -          -            -             -      709,000       709,000
Net loss for the year                                           -          -            -    (2,421,632)           -    (2,421,632)
                                                        ---------     ------   ----------   -----------   ----------   -----------

Balance, July 31, 2001                                  7,853,749     $7,855   $7,664,162   $(9,075,165)  $        -   $(1,403,148)
                                                        =========     ======   ==========   ===========   ==========   ===========


                See accompanying notes to financial statements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                                                     For The
                                                                                                   Period From
                                                                    Year Ended July 31,           August 2, 1995
                                                              ------------------------------   (Inception) Through
                                                                 2001                2000         July 31, 2001
                                                              -----------        -----------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                    $(2,421,632)       $(3,788,620)       $(9,075,165)
                                                                -----------        -----------        -----------
    Adjustments to reconcile net income to net cash
       used by operating activities:
          Common shares and warrants issued and
              to be issued in exchange for services               1,915,069          3,485,300          6,773,972
          Depreciation                                                6,828              1,707             67,843
          Amortization                                                  -                  -              100,000
          Changes in assets and liabilities:
              Inventory                                                 -                7,991                -
              Increase in other assets                                 (550)               -                 (550)
              Accounts payable and accrued expenses                 399,216            105,694            821,067
                                                                -----------        -----------        -----------

              Total adjustments                                   2,320,563          3,600,692          7,762,332
                                                                -----------        -----------        -----------

              Net cash used by operating activities                (101,069)          (187,928)        (1,312,833)
                                                                -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                 -                  -              (17,843)
    Additions to intangible assets                                      -                  -             (100,000)
                                                                -----------        -----------        -----------

              Net cash used by investing activities                     -                  -             (117,843)
                                                                -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from issuance of common stock                          -                5,000          1,114,920
    Proceeds from notes and loans payable                           100,380            183,411            315,756
                                                                -----------        -----------        -----------

              Net cash provided by financing activities             100,380            188,411          1,430,676
                                                                -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH                                        (689)               483                -

CASH, beginning of period                                               689                206                -
                                                                -----------        -----------        -----------

CASH, end of period                                             $       -          $       689        $       -
                                                                ===========        ===========        ===========



                       SUPPLEMENTAL CASH FLOW INFORMATION


Noncash investing and financing activities:

    Conversion of notes payable into common stock               $       -          $       -          $   110,000
                                                                ===========        ===========        ===========
    Payable for agreements to issue common shares
       in return for services                                   $   119,875        $   147,000        $   266,875
                                                                ===========        ===========        ===========

                See accompanying notes to financial statements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JULY 31, 2001 AND 2000


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND MANAGEMENT'S PLANS

       World Cyberlinks Corp., a New York corporation, was incorporated on August 2, 1995. The Company was formed to engage in the design, development and distribution of proprietary technology for mobile computing including communications software and "docking" station solutions for mobile data collection and computing devices. The Company's software and/or other vendors' similar software are considered an integral component to the docking solution product. The Company's proprietary technology is protected by five broad United States patents. The Company, since its inception, has been in the development stage and its operations have principally involved research and development, market analysis and other business planning activities and it has had no significant revenues from product sales to date. The Company operates in one business segment, mobile computing and management is not provided with information disaggregating results of docking stations and software as it is not considered relevant.

       Through July 31, 2001, the Company has accumulated net losses of approximately $9,075,000 since its inception. As of July 31, 2001, the Company had a stockholders' deficit of approximately $1,403,000, and its current liabilities exceeded its current assets by $1,137,000. These factors, as well as the fact that the Company has not yet achieved commercial acceptance of its proprietary technology, raise substantial doubt about the Company's ability to continue as a going concern.

       To date, a significant portion of the funding of the Company's operations has come from the issuance of equity securities and convertible debt securities. Additionally, the Company has compensated various suppliers, consultants and employees by issuing shares of its common stock in lieu of cash.

       Beginning in 1999, the Company's operations have been financed, in part, with funds received from certain stockholders in the form of 12% interest bearing loans, which are due on demand. These stockholders were granted a security interest in the Company's five patents related to its docking technology as collateral for their loans.

       In 1998, the Company began "beta" testing the docking technology with a number of significant potential users. The Company believes that the testing has been successful to date, although there are currently no orders for the Company's product. Management intends to support operations from additional equity infusions, debt financing, or a combination of both until it can begin commercial manufacturing and sale of its products. In the event that commercial feasibility of the product can be established, the Company would then have to arrange for financing of commercial production. The Company is currently exploring several possible courses of action regarding raising additional capital including, but not limited to, combining the Company with another entity. There are currently no specific plans with regard to capital formation.

       The financial statements have been prepared on a going concern basis, which contemplates realization of assets and satisfaction of liabilities in the ordinary course of business. The Company's ability to continue in existence as a going concern is dependent upon its ability to obtain adequate debt or equity financing to fund additional product development and the eventual production and marketing of its product. Realization of this plan, and therefore, the Company's ability to continue in existence is uncertain. The financial statements do not include any adjustments that might result from this uncertainty.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JULY 31, 2001 AND 2000

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       FISCAL YEAR END CHANGE

       Commencing January 1, 1998, the Company changed its fiscal year end from December 31st to July 31st.

       USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       REVENUE RECOGNITION

       Revenues recognized from inception to date have been related to sales of early versions of the Company's docking stations and related software. Sales of docking stations (excluding software) are recognized at the time that the goods are shipped to the customer pursuant to arrangements where the fee is fixed or determinable and collectibility is considered probable, in accordance with SAB 101, "Revenue Recognition in Financial Statements".

       Software revenues are recognized using the separate element method of accounting pursuant to SOP 97-2, "Software Revenue Recognition", as amended. Vendor specific objective evidence of the fair value of the elements contained in agreements is based on price of the element when sold separately. For post-contract customer support the fair value is based on the price determined by management having the relevant authority. Post contract support services are recognized over the support period. In accordance with SAB 101 and SOP 97-2 if products (including docking stations), services and maintenance are bundled in a single contract, revenue will generally be recognized once all elements of the contract have been completed. Maintenance revenues will be recognized over the contract service period.

       STOCK-BASED COMPENSATION

       Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires that companies recognize stock-based compensation expense based on the "fair value" accounting method, or, in the case of stock options granted to employees, apply either the aforementioned "fair value" method or the "intrinsic value" method provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and disclose pro forma net income or loss assuming the fair value method had been applied.

       With respect to stock options granted to employees, the Company has elected to adopt the disclosure only provisions of SFAS 123 and accordingly, to compute compensation expense as prescribed by APB 25. Under APB 25, compensation cost is determined by the excess of the quoted market price of the Company's common stock on the date of grant over the amount that the employee must pay to exercise the option, multiplied by the number of shares under granted options.

       Compensation expense, related to equity securities issued and issuable pursuant to agreements with employees and others, is recorded when the recipients have rendered the requisite services and satisfied any other conditions necessary to earn the right to benefit from the securities (i.e. when such rights have vested). The value of such shares is based upon the market value of the shares at the date of grant or, in the case of consultants and other non-employees, on the dates that the counterparty completes its performance.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JULY 31, 2001 AND 2000



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying value of cash, accounts receivable and accounts payable, approximates fair value due to the short-term maturity of these items. The carrying amount of the loans payable- stockholders approximates its fair value based on currently available terms and conditions for similar debt.

       PATENTS

       Patents are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the patents, five years.

       RESEARCH AND DEVELOPMENT COSTS

       Research and development costs are expensed as incurred.

       PROPERTY, EQUIPMENT AND DEPRECIATION

       Property and equipment is stated at cost. Depreciation is provided principally by the straight-line method over the assets' estimated useful lives, generally five years.

       INCOME TAXES

       The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. A valuation allowance is provided for deferred taxes if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or if future deductibility is uncertain.

       EARNINGS (LOSS) PER SHARE

       Basic earnings (loss) per share is calculated by dividing the net loss for the year by the average number of common shares outstanding during the year. Diluted earnings per share is calculated by adjusting outstanding shares, assuming the conversion of all potentially dilutive securities. For each period presented, the effect of such assumed conversions was anti-dilutive. Shares issuable pursuant employment and other agreements are not considered outstanding until actually issued as their effect would be anti-dilutive. Potentially dilutive securities at July 31, 2001 and 2000 consisted of the following:

                                                      2001          2000
                                                   ---------     ---------

       Warrants                                      750,000       750,000
       Restricted common stock                       343,750       614,584
                                                   ---------     ---------

           Total                                   1,093,750     1,364,584
                                                   =========     =========

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JULY 31, 2001 AND 2000


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       COMMON STOCK SPLIT

       On October 6, 1997, the Company's certificate of incorporation was amended to increase the authorized common shares from 2,000 to 20,000,000, $.001 par value. In addition, on that date, the Board of Directors authorized a 10,000-for-one split of the Company's common stock. Accordingly, all references to the number of common shares, per common share amounts and other references to common shares in the financial statements and notes thereto have been adjusted for this split.

2.     RELATED PARTY TRANSACTIONS

       Loans Payable - Stockholders

       Certain stockholders have advanced the Company funds for working capital purposes. The loans are due on demand and bear interest at 12%. The stockholders have been granted a first security interest in the Company's patents as collateral.

       Issuance of Common Shares to Related Parties

       During 1995, the Company issued an aggregate of 1,000,000 shares of its common stock to its two founders.

       During 1996, one of the Company's founding shareholder's gave 250,000 of his common shares to a consultant for services the consultant rendered to the Company.

       During 1997, the Company agreed to issue 500,000 shares to its new president when he agreed to join the Company.

       In November 1999, the Company agreed to issue 1,000,000 shares of its common stock to its former president in connection with a settlement agreement.

       In November 1999, an employee and member of management entered into a series of agreements pursuant to which he will receive an aggregate of 1,075,000 common shares. In addition, three other directors entered into agreements whereby they will receive an aggregate of 425,000 for services rendered through November 2000 and 2001.

       In November 2000, two of the directors referred to above entered into agreements with the Company whereby they are to receive an aggregate of 750,000 common shares for services to be rendered through November 2002.

       See Note 4 for additional disclosures regarding each of the aforementioned equity transactions.

3.     OTHER LIABILITIES

       Other liabilities, in the amount of $266,875 at July 31, 2001, represent the fair value of 687,500 common shares to be issued in connection with certain employment agreements entered into in November 1999 for which compensation expense has been recognized in the financial statements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JULY 31, 2001 AND 2000



4.     STOCKHOLDERS' DEFICIT

       Common Stock Issuances

       During 1995, the Company issued 1,000,000 shares of its common stock to its two founders. Each stockholder received 500,000 shares of common stock. One such stockholder received his shares in exchange for the patents referred to in Note 1. The patents were valued at $50,000. Value was determined by reference to the price ($.10 per share) paid by non-affiliates for shares of the Company's common stock in its first private placement of common stock in 1997.

       During 1996, one of the founding shareholders gave 250,000 shares to a consultant for services rendered to the Company. The shares were valued at $.10 per share and an expense of $25,000 was recorded in the 1996 financial statements.

       During 1997, the Company:

              (a) Sold 1,000,000 shares of common stock at $.10 per share in a private placement,

              (b) Issued 30,000 shares of common stock to an attorney as compensation for services rendered, and

              (c) Issued 500,000 shares of common stock to its then new president when he agreed to join the Company. Compensation expense of $50,000 was recorded in 1997.

              The shares issued to the attorney and the new president were valued at $.10 per share, based on the price paid for common stock in the Company's initial private placement of shares noted above.

       In June and August 1998, the Company sold an aggregate of 900,000 shares of common stock in a second private placement. The shares were sold for $1.00 per share, and the Company realized net proceeds of $850,000.

       Also in June 1998, the Company issued an aggregate of 110,000 shares of common stock to various lenders and affiliates of a former member of the Company's Board of Directors. The shares were issued in satisfaction of certain loans that had been made to the Company in the amount of $110,000.

       In July 1998, consultants to the Company were issued an aggregate of 12,500 shares of common stock for services rendered. Such shares were valued at the fair value of the services rendered and compensation of approximately $17,000 was recognized in 1998.

       In April 1999, the Company issued 50,000 shares of common stock to an employee as compensation pursuant to an employment contract. The shares were valued at $3.00 per share based on the market value of the Company's common shares on that date. Compensation expense of $150,000 was recognized in 1999. Also in April 1999, the Company sold 20,000 to an investor at $3.00 per share.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JULY 31, 2001 AND 2000


4.     STOCKHOLDERS' DEFICIT (CONTINUED)

       Common Stock Issuances (Continued)

       In June 1999, the Company issued 500,000 shares to a consultant pursuant to an arrangement whereby the consultant agreed to provide services to the Company over an eighteen-month period. In addition, the consultant received warrants to acquire 500,000 shares of common stock, exercisable at $.01 per share. The shares and warrants were fully vested and non-forfeitable when issued. Compensation expense related to the agreement in the aggregate amount of $2,370,000 is recognized over the term of the agreement in the financial statements. The fair value of the shares issued and warrants granted were based on the fair value of each equity instrument at the time that the agreement was executed. The warrants were exercised and the shares issued in March 2000. The warrants were valued pursuant to the Black-Scholes Option Pricing Model utilizing the assumptions below. Compensation is included in public relations fees in the accompanying financial statements.

       In November 1999, the Company agreed to issue 1,000,000 shares to the Company's former president, John Russell, who resigned in November 1999. The shares were issued in satisfaction of certain amounts owed to Mr. Russell, compensation for services rendered and settlement of litigation and were valued at their fair value in November 1999 when the settlement was finalized and agreed to by the Board of Directors. The total amount of expense recorded was $562,000, as follows: compensation expense recorded in 1999 of $125,000; in 2000, $60,000 as legal expense and $377,000 in general and administrative expense (including the settlement of litigation of $229,000).

       In February 2000, the Company issued 250,000 shares to a consultant who entered into an agreement to provide professional services to the Company for a one-year period. The shares and warrants were fully vested and non forfeitable when issued. Additionally, the consultant received and exercised a warrant to acquire 250,000 shares at $.01 per share. These equity instruments were valued at their fair value of $110,000 and compensation is being amortized over the one year term of the agreement. Compensation expense recorded pursuant to this agreement was $55,000 in 2001 and 2000, respectively. Fair value of the warrants was determined in accordance with the Black-Scholes Option Pricing Model.

       Restricted Stock Agreements

       In May 1999, the Company agreed to issue an aggregate of 750,000 shares of common stock to an employee and member of the Board of Directors over the term of a four-year employment agreement. Accordingly, twenty-five percent of the shares vest each year over the four-year term of the agreement. The value of the grant is $2,718,750 based on the fair value at the grant's measurement date. The financial statements for 2001 and 2000 reflect the issuance of 187,500 shares and compensation expense of $679,700 in each year.

       In June 1999, the Company agreed to issue 250,000 shares and warrants to acquire 750,000 shares to a law firm for services rendered and to be rendered pursuant to an agreement dated in June 1999 with a three-year term retroactive to August 1998. The shares and warrants are issuable ratably over the three year term of the agreement. Compensation pursuant to the agreement is determined based on the fair value of the equity securities issued at the time that the services are rendered (quarterly). Legal fees recorded pursuant to this agreement were $112,000 and $373,000 for the years ended July 31, 2001 and 2000. The warrants have been valued pursuant to the Black-Scholes Option Pricing Model when issued utilizing the assumptions described below. There were 83,333 common shares and warrants to acquire 250,000 common shares issued in each of 2001 and 2000 pursuant to this arrangement.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JULY 31, 2001 AND 2000



4.     STOCKHOLDERS' DEFICIT (CONTINUED)

       Restricted Stock Agreements (Continued)

       In November 1999, the Company agreed to the following:

              (a) 1,075,000 shares are to be issued to David Grossman for services provided or to be provided as follows:

                     1) 75,000 for his services as president of the Company from June 1999 to October 1999,

                     2) 400,000 shares as compensation for services of president of the Company for the period November 1, 1999 through October 31, 2000 and,

                     3) 600,000 shares for legal services to be rendered subsequent to October 31, 2000. Shares issuable under this agreement were valued (and compensation recorded) as the services were rendered. For the year ended July 31, 2001, Mr. Grossman earned 600,000 shares (valued at $238,834) pursuant to the agreement.

                    As of July 31, 2001 and 2000, a total of 1,075,000 shares and 375,000 shares, respectively, had been earned and issued under the arrangements with Mr. Grossman. In addition to the legal fees referred to above, Mr. Grossman earned compensation of $56,000 and $210,000 in 2001 and 2000, respectively, under the arrangements referred to in (a)(1) and (a)(2) above as president of the Company.

              (b) An aggregate of 425,000 shares of common stock are to be issued to three directors/employees as compensation, in lieu of cash, for services to be rendered through November 2000 and 2001. There were 406,250 common shares issuable at July 31, 2001 pursuant to these arrangements. The aggregate fair value of the shares granted was $238,000 which will be recognized as compensation expense over the terms of the agreements. Compensation expense under these agreements was $80,500 and $147,000 in 2001 and 2000, respectively.

       During November 2000, the Company agreed to issue a total of 750,000 shares to two employee/directors as compensation, in lieu of cash, for services to be provided to the Company over 24 months. The aggregate fair value of the shares granted was $105,000 which will be recognized as compensation expense over the terms of the agreements. Compensation expense related to these agreements was $39,375 during the year ended July 31, 2001.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JULY 31, 2001 AND 2000



4.     STOCKHOLDERS' DEFICIT (CONTINUED)

       Restricted Stock Agreements (Continued)

       The following summarizes shares issued during the years ended July 31, 2001 and 2000:

                                                    Years Ended July 31,
                                                   ----------------------
                                                      2001         2000
                                                   ---------    ---------

       Shares issued pursuant to
          settlement with former officer                 -      1,000,000
       Shares issued to former president
          for services                              100,000       375,000
       Shares issued to legal counsel for
          services                                  683,333        83,333
       Shares issued to director for
          services                                  187,500       187,500
                                                    -------     ---------

              Total                                 970,833     1,645,833
                                                    =======     =========

       Based upon the agreements in force at July 31, 2001, it is anticipated that common shares will be released from contractual restrictions and issued over the next three years, as follows:

                                                       Number of
                                                     Shares To Be
                                                     Released From
                                                      Contractual
              Year Ending July 31,                   Restrictions
              --------------------                   ------------
                      2002                               581,000
                      2003                               281,250
                      2004                                 6,250
                                                      ----------
                                                         831,250
                                                      ==========

       As of July 31, 2001, the value of the unvested common shares issuable pursuant to these agreements was $1,322,125.

       The above does not include 750,000 shares which are issuable pursuant to warrants issued in connection with an agreement with outside counsel for legal services rendered and to be rendered.

       During the years ended July 31, 2001 and 2000, the weighted average fair value at the date of grant of equity instruments earned during the year was $1.17 per share and $1.95 per share, respectively.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JULY 31, 2001 AND 2000



4.     STOCKHOLDERS' DEFICIT (CONTINUED)

       Restricted Stock Agreements (Continued)

       The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Pricing Model. The following assumptions were made in estimating fair value:

                                                  2001           2000
                                               ----------     ----------

              Dividend yield                       0%             0%
              Risk-free interest rate             4.75%          5.75%
              Estimated life of warrants         2 Years        2 Years
              Estimated volatility                300%           312%

       Warrants

       In connection with a professional service contract entered into during June 1999 with corporate counsel, the Company issued warrants enabling the holder to acquire 750,000 common shares. The warrants are exercisable at $.10 per share until August 2001. The contract provides for a term of three years retroactive to August 1998.

5.     INCOME TAXES

       At July 31, 2001, the Company has operating loss carryforwards for tax purposes of approximately $9,075,000, which expire through the year 2021. At July 31, 2001, the Company has fully reserved the tax benefit of the operating loss carryforwards (approximately $3,560,000) because realization of such benefits is not considered likely. Furthermore, the Internal Revenue Code contains provisions which may limit the loss carryforwards available if significant changes in stockholder ownership of the Company occur. The estimated tax benefit of the operating loss is the only temporary difference. As a result of the Company's losses for all periods presented, there are no current or deferred tax provisions for any of the periods.

       For the years ended July 31, 2001 and 2000, the valuation allowance was increased by approximately $946,000 and $1,516,000, respectively, to reduce potential tax benefits resulting from such years' net operating losses. Net operating losses expire as follows:

              Year Ending July 31,
              --------------------

                      2015                              $   50,000
                      2016                                  25,000
                      2017                                 261,000
                      2018                                 414,000
                      2019                               2,115,000
                      2020                               3,789,000
                      2021                               2,421,000
                                                        ----------

                           Total                        $9,075,000
                                                        ==========

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JULY 31, 2001 AND 2000



5.     INCOME TAXES (CONTINUED)

       A reconciliation of the income tax benefit at the statutory rate to the Company's effective rate is as follows:

                                                  Years Ended July 31,
                                              ---------------------------

                                                 2001             2000
                                              ---------       -----------

       Computed at the expected
           statutory rate                     $(753,000)      $(1,288,000)

       State income tax benefit,
           net of federal tax                  (193,000)         (228,100)

       Increase in valuation
           allowance                            946,000         1,516,100
                                              ---------       -----------

       Income tax benefit per
           financial statements               $       -       $         -
                                              =========       ===========

6.     COMMITMENTS AND CONTINGENCIES

       Legal Proceedings

       In October 1999, a former director of the Company commenced an action against a former president/director in the United States District Court for the Northern District of New Jersey. In that action, the plaintiff sought injunctive relief to enjoin the Company from holding a special meeting of the stockholders to consider whether the plaintiff had violated his fiduciary obligations to the stockholders and to consider whether to remove the plaintiff from his position for cause. The District Court judge denied the plaintiff's application in its entirety. The Company filed a counterclaim against the plaintiff and filed a motion to dismiss the entire complaint and to seek sanctions against him. By agreement of the parties to the litigation, the case has been settled without cost to the Company and, accordingly, the matter has been dismissed.

       In February 2000, certain stockholders commenced a stockholders' derivative action in the New York State Supreme Court, Kings County. An application to dismiss was filed by the Company. The action has subsequently been dismissed by agreement between the parties without any cost to the Company.

       Rental Arrangements

       The Company rents office space pursuant to a one year leasing arrangement. Rental expense was $14,500 for each of the years ended July 31, 2001 and 2000.

       Consulting Arrangement

       During June 2001, the Company entered into a consulting agreement with a former officer. The agreement provides for the payment of $150,000 per year to the consultant for services to be provided for a term of five years.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JULY 31, 2001 AND 2000



7.     RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

       The financial statements for the years ended December 31, 1997 and 1996 and the period from August 2, 1995 (inception) to December 31, 1995, were restated to correct for errors discovered, principally in the manner of recording stock based compensation and expenses related to the offering of the Company's common stock. The effects of such corrections on previously reported net income (loss) are as follows:

                                                             August 2, 1995
                                                              (Inception)
                                 Year Ended December 31,  Through December 31,
                                    1997         1996        1997       1995
                                 -----------------------  ---------   --------

       Net loss, as originally
          reported                $(304,289)   $    256   $(304,033)  $     -

       Correction of errors          42,810     (25,000)    (32,190)   (50,000)
                                  ---------    --------   ---------   --------

       Net loss, as restated      $(261,479)   $(24,744)  $(336,223)  $(50,000)
                                  =========    ========   =========   ========

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated at Ronkonkoma, New York this 10th day of April 2002.

                                                     WORLD CYBERLINKS CORP.

                                                     By:  /s/ Michael Tobin
                                                          -----------------
                                                          President and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: April 10, 2002            /s/ James Gardner
                                 --------------------------------
                                 By: James Gardner
                                     Secretary, Treasurer & Director


Dated: April 10, 2002            /s/ Jeffrey Denenberg
                                 --------------------------------
                                 By: Jeffrey Denenberg
                                     Director


Dated: April 10, 2002            /s/ Richard Stegner
                                 --------------------------------
                                 By: Richard Stegner
                                     Vice President & Director