Form 10QSB
period 2001-04-30
WORLD CYBERLINKS CORP
filed 2002-04-23
CIK 1042529

FORM 10-QSB

                                  UNITED STATES
                       SECURIITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---   OF 1934
                 For the quarterly period ended April 30, 2001

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---
                 For the transition period from          to

                 Commission file number



                             WORLD CYBERLINKS CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               New York                                      11-3332134
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation              (IRS Employer
or organization)                                         Identification No.)

                    700A Koehler Avenue, Ronkonkoma, NY 11779
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (631) 471-6857
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changes since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes     No  X

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes      No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

----------------

Transitional Small Business Disclosure Format (Check one): Yes       No  X

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

           FOR THE NINE AND THREE MONTHS ENDED APRIL 30, 2001 AND 2000
                                       AND
                    THE CUMULATIVE PERIOD FROM AUGUST 2, 1995
                          (INCEPTION) TO APRIL 30, 2001
                                   (UNAUDITED)


                                    CONTENTS




                                                                Page
                                                                ----
FINANCIAL STATEMENTS (UNAUDITED)

    Balance Sheets                                                3
    Statements of Operations                                      4
    Statements of Stockholders' Equity (Deficit)                  5
    Statements of Cash Flows                                      6
    Notes to Financial Statements                                 7

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                     ASSETS

                                                                                      April 30,             July 31,
                                                                                  -----------------     -----------------
                                                                                        2001                  2000
                                                                                  -----------------     -----------------
                                                                                     (Unaudited)
CURRENT ASSETS
     Cash                                                                         $             487     $             689

PROPERTY AND EQUIPMENT, at cost, less
     accumulated depreciation of $17,843 and $11,015 (Note 1)                                    -                  6,828

OTHER ASSETS
     Patents, net of accumulated amortization of
         $50,000 (Notes 1 and 2)                                                                 -                     -
     Security deposit                                                                           550                    -
                                                                                    ---------------       ---------------

              TOTAL ASSETS                                                        $           1,037     $           7,517
                                                                                    ===============       ===============



LIABILITIES AND STOCKHOLDERS' DEFICIT



CURRENT LIABILITIES
     Accounts payable and accrued expenses                                        $         789,030     $         421,851
     Loans payable - stockholders (Note 2)                                                  261,655               215,376
                                                                                    ---------------       ---------------

              Total Current Liabilities                                                   1,050,685               637,227
                                                                                    ---------------       ---------------

OTHER LIABILITIES (Notes 3 and 4)                                                           245,000               147,000
                                                                                    ---------------       ---------------

COMMITMENTS AND CONTINGENCIES  (Note 6)

STOCKHOLDERS' DEFICIT (Note 4)
     Common stock - $.001 par value; authorized 20,000,000
         shares; issued and outstanding 7,786,041 and
         6,882,916 shares                                                                     7,785                 6,884
     Additional paid-in capital                                                           7,463,360             6,578,939
     Deficit accumulated during the development stage                                    (8,765,793)           (6,653,533)
     Unearned compensation                                                                       -               (709,000)
                                                                                    ---------------       ---------------

              Total Stockholders' Deficit                                                (1,294,648)             (776,710)
                                                                                    ---------------       ---------------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                 DEFICIT                                                          $           1,037     $           7,517
                                                                                    ===============       ===============




                 See accompanying notes to financial statements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                    For The
                                                                                                                  Period From
                                              Nine Months Ended                 Three Months Ended              August 2, 1995
                                                  April 30,                          April 30,                    (Inception)
                                      ---------------------------------  ---------------------------------          Through
                                           2001              2000              2001             2000            April 30, 2001
                                      ---------------  ----------------  ---------------  ----------------  ------------------

Net revenue                           $            -   $             -   $            -   $             -     $         36,059
Cost of sales                                      -                 -                -                 -               16,496
                                        -------------     -------------    -------------     -------------      --------------

       Gross profit (loss)                         -                 -                -                 -               19,563
                                        -------------     -------------    -------------     -------------      --------------

Operating Expenses
    Marketing and advertising                      -             33,305               -                 -              380,645
    Research and development                       -             13,141               -              9,686             316,377
    General and administrative              1,031,253         1,237,722          578,388           226,571           3,831,881
    Professional fees                         420,179           355,724          104,672           131,210           1,818,610
    Public relations fees                     654,000         1,215,500               -            423,500           2,370,000
    Depreciation                                6,828             1,269            5,976               426              67,843
                                        -------------     -------------    -------------     -------------      --------------

       Total operating expenses             2,112,260         2,856,661          689,036           791,393           8,785,356
                                        -------------     -------------    -------------     -------------      --------------

       Loss before income taxes            (2,112,260)       (2,856,661)        (689,036)         (791,393)         (8,765,793)

Income taxes                                       -                 -                -                 -                   -
                                        -------------     -------------    -------------     -------------      --------------

       Net loss                       $    (2,112,260) $     (2,856,661) $      (689,036) $       (791,393)   $     (8,765,793)
                                        =============     =============    =============     =============      ==============

Basic and diluted loss
    per common share                  $          (.29) $           (.53) $          (.09) $           (.14)
                                        =============     =============    =============     =============

Weighted average number
    of common shares used
    in computation                          7,334,478         5,476,000        7,662,500         6,044,000
                                        =============     =============    =============     =============






















                 See accompanying notes to financial statements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                      Deficit
                                                                                    Accumulated
                                                                        Additional   During the
                                                     Common Stock         Paid-In    Development        Unearned
                                                  Shares      Amount      Capital       Stage         Compensation    Total
                                               ------------ ---------  ----------- --------------    --------------  --------
Common shares issued in connection with
     service rendered in the formation of
     the company on August 2, 1995                 500,000      $500      $49,500              $-            $-       $50,000
Common shares issued in connection with
     Acquisition of patents                        500,000       500       49,500               -             -        50,000
Net loss for the period from inception to
     December 31, 1995                                   -         -            -        (50,000)             -      (50,000)
                                               -------------------------------------------------------------------------------
Balance, December 31, 1995                       1,000,000     1,000       99,000        (50,000)             -        50,000

Common shares paid to consultant by
     stockholder                                         -         -       25,000               -             -        25,000
Net loss for the year ended December 31, 1996            -         -            -        (24,744)             -      (24,744)
                                               -------------------------------------------------------------------------------
Balance, December 31, 1996                       1,000,000     1,000      124,000        (74,744)             -        50,256

Common shares issued in a private placement
     at $.10 per share                           1,000,000     1,000       99,000               -             -       100,000

Common shares issued in connection with
     professional services rendered                 30,000        30        2,970               -             -         3,000
Common shares issued in connection with
     employment services                           500,000       500       49,500               -             -        50,000
Net loss for the year ended December 31, 1997            -         -            -       (261,479)             -     (261,479)
                                               -------------------------------------------------------------------------------
Balance, December 31, 1997                       2,530,000     2,530      275,470       (336,223)             -      (58,223)

Common shares issued in connection with
     private placement at $1.00 per share,
     less costs of $50,000                         830,000       830      779,170               -             -       780,000
Common shares issued in connection with
     conversion of loans payable at $1.00 per
     share                                         110,000       110      109,890               -             -       110,000
Common shares issued in connection with
     services rendered                              12,500        13       17,258               -             -        17,271
Net loss for the period from January 1, 1998
     to July 31, 1998                                    -         -            -       (413,706)             -     (413,706)
                                               -------------------------------------------------------------------------------
Balance, July 31, 1998                           3,482,500     3,483    1,181,788       (749,929)             -       435,342

Common shares issued in connection with
     private placement at $1.00 per share           70,000        70       69,850               -             -        69,920
Common shares issued in connection with
     private placement at $3 per share in
     April 1999, less costs of issuance of
     $10,000                                        20,000        20       49,980               -             -        50,000
Common shares issued in connection with
     employment agreements                          50,000        50      149,950               -             -       150,000
Common shares and warrants issued for
     services rendered                             614,583       615    2,133,217               -   (1,187,500)       946,332
Warrants granted for services rendered and
     to be rendered                                      -         -    1,182,500               -   (1,182,500)             -
Amortization of unearned compensation                    -         -            -               -       132,000       132,000
Net loss for the year ended July 31, 1999                -         -            -     (2,114,984)             -   (2,114,984)
                                               -------------------------------------------------------------------------------
Balance, July 31, 1999                           4,237,083     4,238    4,767,285     (2,864,913)   (2,238,000)     (331,390)
Common shares issued in connection with            500,000       500        4,500               -             -         5,000
     exercise of warrants at $.01
Common shares issued in exchange for services
     and exercise of warrant                       500,000       500      109,500               -      (55,000)        55,000
Common shares issued for services                1,645,833     1,646    1,697,654               -             -     1,699,300
Amortization of unearned compensation                    -         -            -               -     1,584,000     1,584,000
Net loss for the year ended July 31, 2000                -         -            -     (3,788,620)             -   (3,788,620)
                                               -------------------------------------------------------------------------------
Balance, July 31, 2000                           6,882,916     6,884    6,578,939     (6,653,533)     (709,000)     (776,710)

Common shares and warrants issued for services
     rendered (unaudited)                          903,125       901      884,421               -             -       885,322
Amortization of unearned compensation                    -         -            -               -       709,000       709,000
Net loss for the nine months ended April 30,
     2001 (unaudited)                                    -         -            -     (2,112,260)             -   (2,112,260)
                                               -------------------------------------------------------------------------------
Balance, April 30, 2001 (unaudited)              7,786,041    $7,785   $7,463,360    $(8,765,793)            $-  $(1,294,648)
                                               ===============================================================================

                 See accompanying notes to financial statements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                                    For The
                                                                                   For  The                       Period From
                                                                               Nine Months Ended                August 2, 1995
                                                                                   April 30,                      (Inception)
                                                                       ---------------------------------            Through
                                                                            2001              2000              April 30, 2001
                                                                       ---------------  ----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                           $    (2,112,260) $     (2,856,661)   $     (8,765,793)
                                                                         -------------    --------------       -------------
    Adjustments to reconcile net income to net cash
       used by operating activities:
          Common shares and warrants issued and
              issuable in exchange for services                              1,692,322         2,698,766           6,551,225
          Depreciation                                                           6,828             1,269              67,843
          Amortization                                                              -                 -              100,000
          Changes in assets and liabilities:
              Inventory                                                             -              7,991                  -
              Increase in other assets                                            (550)               -                 (550)
              Accounts payable and accrued expenses                            367,179            35,158             789,030
                                                                         -------------    --------------       -------------

              Total adjustments                                              2,065,779         2,743,184           7,507,548
                                                                         -------------    --------------       -------------

              Net cash used by operating activities                            (46,481)         (113,477)         (1,258,245)
                                                                         -------------    --------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                             -                 -              (17,843)
    Additions to intangible assets                                                  -                 -             (100,000)
                                                                         -------------    --------------       -------------

              Net cash used by investing activities                                 -                 -             (117,843)
                                                                         -------------    --------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from issuance of common stock                                      -                 -            1,114,920
    Proceeds from notes and loans payable                                       46,279           126,711             261,655
                                                                         -------------    --------------       -------------

              Net cash provided by financing activities                         46,279           126,711           1,376,575
                                                                         -------------    --------------       -------------

NET INCREASE (DECREASE) IN CASH                                                   (202)           13,234                 487

CASH, beginning of period                                                          689               206                  -
                                                                         -------------    --------------       -------------

CASH, end of period                                                    $           487  $         13,440    $            487
                                                                         =============    ==============       =============

SUPPLEMENTAL CASH FLOW INFORMATION
  Noncash investing and financing activities:

    Conversion of notes payable into common stock                      $            -   $             -     $        110,000
                                                                         =============    ==============       =============
    Payable for agreements to issue common shares
       in return for services                                          $        56,500  $             -     $        245,000
                                                                         =============    ==============       =============






                 See accompanying notes to financial statements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE NINE MONTHS ENDED APRIL 30, 2001 AND 2000
                                   (UNAUDITED)


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

       Through April 30, 2001, the Company has incurred losses of approximately $8,766,000 from inception. In addition, at April 30, 2001, the Company had a stockholders' deficit of approximately $1,295,000, and its current liabilities exceeded its current assets by approximately $1,050,000. These factors, as well as the fact that the Company has not yet achieved commercial acceptance of its technology, raise substantial doubt about the Company's ability to continue as a going concern.

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

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE NINE MONTHS ENDED APRIL 30, 2001 AND 2000

                                  (Unaudited)


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

       Software revenues are recognized using the separate element method of accounting pursuant to SOP 97-2, "Software Revenue Recognition", as amended. Vendor specific objective evidence of the fair value of the elements contained in agreements is based on price of the element when sold separately. For post-contract customer support the fair value is based on the price determined by management having the relevant authority. Post contract support services are recognized over the support period. In accordance with SAB 101 and SOP 97-2 if products (including docking stations), services and maintenance are bundled in a single contract, revenue will generally be recognized once all elements of the contract have been completed. Maintenance revenue will be recognized over the contract service period.

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

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE NINE MONTHS ENDED APRIL 30, 2001 AND 2000

                                  (Unaudited)


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

       EARNINGS (LOSS) PER SHARE

       Basic earnings (loss) per share is calculated by dividing the net loss for the year by the average number of common shares outstanding during the year. Diluted earnings per share is calculated by adjusting outstanding shares, assuming the conversion of all potentially dilutive securities. For each period presented, the effect of such assumed conversions was anti-dilutive. Shares issuable pursuant employment and other agreements are not considered outstanding until actually issued since the effect would be anti-dilutive. Potentially dilutive securities at April 30, 2001 and 2000 consisted of the following:

                                                       2001           2000
                                                   -----------    -----------

       Warrants                                        750,000        750,000
       Contingently issuable common stock              411,459        682,292
                                                   -----------    -----------

           Total                                     1,161,459      1,432,292
                                                   ===========    ===========

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE NINE MONTHS ENDED APRIL 30, 2001 AND 2000

                                  (Unaudited)


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

       INTERIM FINANCIAL STATEMENTS

       The unaudited interim financial statements for the nine and three months ended April 30, 2001 and 2000 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. Results of operations for the nine and three months ended April 30, 2001 are not necessarily indicative of the results to be expected for the year ending July 31, 2001.

2.     RELATED PARTY TRANSACTIONS

       Loans Payable - Stockholders

       Certain stockholders have advanced the Company funds for working capital purposes. The loans are due on demand and bear interest at 12%. The stockholders have been granted a first security interest in the Company's patents as collateral.

       Issuance of Common Shares to Related Parties

       During October 1995, the Company issued 1,000,000 shares of its common stock to its two founders.

       During 1996, one of the Company's founding shareholder's gave 250,000 of his 500,000 common shares to a consultant for services the consultant rendered to the Company.

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

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE NINE MONTHS ENDED APRIL 30, 2001 AND 2000

                                  (Unaudited)



3.     OTHER LIABILITIES

       Other liabilities, in the amount of $245,000 at April 30, 2001, represents the fair value of 531,250 common shares, respectively, to be issued in connection with certain employment agreements entered into in November 1999 for which compensation expense has been recognized in the financial statements.

4.     STOCKHOLDERS' DEFICIT

       Common Stock Issuances

       During October 1995, the Company issued 1,000,000 shares of its common stock to its two founders. Each stockholder received 500,000 shares of common stock. One such stockholder received his shares in exchange for the patents referred to in Note 1. The patents were valued at $50,000. Value was determined by reference to the price ($.10 per share) paid by non-affiliates for shares of the Company's common stock in its first private placement of common stock in 1997.

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

       In June 1998, the Company sold 900,000 shares of common stock in a second private placement. The shares were sold for $1.00 per share, and the Company realized net proceeds of $850,000.

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

       In April 1999, the Company issued 50,000 shares of common stock to an employee as compensation pursuant to an employment contract. The shares were valued at $3.00 per share based on the market value of the Company's common shares on that date. Compensation expense of $150,000 was recognized in 1999. Also in April 1999, the Company sold 20,000 shares of common stock to an investor at $3.00 per share.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE NINE MONTHS ENDED APRIL 30, 2001 AND 2000

                                  (Unaudited)



4.     STOCKHOLDERS' DEFICIT (CONTINUED)

       Common Stock Issuances (Continued)

       In June 1999, the Company issued 500,000 shares to a consultant pursuant to an arrangement whereby the consultant agreed to provide services to the Company over an eighteen-month period. In addition, the consultant received warrants to acquire 500,000 shares of common stock, exercisable at $.01 per share. The shares and warrants were fully vested and non-forfeitable when issued. Compensation expense related to the agreement in the aggregate amount of $2,370,000 is recognized over the term of the agreement in the financial statements. The fair value of the shares issued and warrants granted were based on the fair value of each equity instrument at the time that the agreement was executed. The warrants were exercised and the shares issued in March 2000. The warrants were valued pursuant to the Black-Scholes Option Pricing Model utilizing the assumptions below. Compensation is included as public relations fee in the accompanying financial statements.

       In November 1999, the Company agreed to issue 1,000,000 shares to the Company's former president, John Russell, who resigned in November 1999. The shares were issued in satisfaction of certain amounts owed to Mr. Russell, compensation for services rendered and settlement of litigation and were valued at their fair value in November 1999 when the settlement was finalized and agreed to by the Board of Directors. The total amount of expense recorded was $562,000, as follows: compensation expense recorded in the year ended July 31, 1999 of $125,000; in the year ended July 31, 2000, $60,000 as legal expense and $377,000 in general and administrative expense (including the settlement of litigation of $229,000).

       In February 2000, the Company issued 250,000 shares to a consultant who entered into an agreement to provide professional services to the Company for a one-year period. The shares and warrants were fully vested and non forfeitable when issued. Additionally, the consultant received and exercised a warrant to acquire 250,000 shares at $.01 per share. These equity instruments were valued at their fair value of $110,000 and compensation is being amortized over the one year term of the agreement. Compensation expense recorded pursuant to this agreement was $64,200 and $9,200 and during the nine and three months ended April 30, 2001 and $27,500 for both the nine and three months ended April 30, 2000. Fair value of the warrants was determined in accordance with the Black-Scholes Option Pricing Model.

       Restricted Stock Agreements

       In May 1999, the Company agreed to issue an aggregate of 750,000 shares of common stock to an employee and member of the Board of Directors over the term of a four-year employment agreement. Accordingly, twenty-five percent of the shares vest each year over the four-year term of the agreement. The value of the grant is $2,718,750 based on the fair value at the grant's measurement date. Compensation expense pursuant to this agreement was $509,766 during the nine months ended April 30, 2001 and 2000, and $169,922 for the three months ended April 30, 2001 and 2000.

       In June 1999, the Company agreed to issue 250,000 shares and warrants to acquire 750,000 shares to a law firm for services rendered and to be rendered pursuant to an agreement dated in June 1999 with a three-year term retroactive to August 1998. The shares and warrants are issuable ratably over the three year term of the agreement. Compensation pursuant to the agreement is determined based on the fair value of the equity securities issued at the time that the services are rendered (quarterly). Legal fees recorded pursuant to this agreement were $80,722 and $35,222 during the nine and three months ended April 30, 2001 and $279,500 and $92,500 for the nine and three months ended April 30, 2000. The warrants have been valued pursuant to the Black-Scholes Option Pricing Model when issued utilizing the assumptions described below.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE NINE MONTHS ENDED APRIL 30, 2001 AND 2000

                                  (Unaudited)



4.     STOCKHOLDERS' DEFICIT (CONTINUED)

       Restricted Stock Agreements (Continued)

       In November 1999, the Company agreed to the following:

          (a) 1,075,000 shares are to be issued to David Grossman for services provided or to be provided as follows:

               1) 75,000 for his services as president of the Company from June 1999 to October 1999,

               2) 400,000 shares as compensation for services of president of the Company for the period November 1, 1999 through October 31, 2000 and,

               3) 600,000 shares for legal services to be rendered subsequent to October 31, 2000. Shares issuable under this agreement will be valued (and compensation recorded) as the services are rendered. For the nine and three months ended April 30, 2001, Mr. Grossman earned 600,000 and 180,000 shares, respectively, (valued at $238,834 and $66,834) pursuant to the agreement.

               As of April 30, 2001 and 2000, a total of 1,075,000 shares and 275,000 shares, respectively, had been earned and issued under the arrangements with Mr. Grossman. In addition to the legal fees referred to above, Mr. Grossman earned compensation of $56,000 in the nine months ended April 30, 2001 (none in the three months ended April 30, 2001) and $154,000 and $42,000 during the nine months and three months ended April 30, 2000, respectively, under the arrangements referred to in (a)(1) and (a)(2) above as president of the Company.

          (b) An aggregate of 425,000 shares of common stock are to be issued to three directors/ employees as compensation, in lieu of cash, for services to be rendered through November 2000 and 2001. There were 400,000 and 175,000 common shares issuable at April 30, 2001 and 2000, respectively, pursuant to these arrangements. The aggregate fair value of the shares granted was $238,000 which will be recognized as compensation expense over the terms of the agreements. Compensation expense under these agreements was $80,500 and $21,000 for the nine and three months ended April 30, 2001 and $98,000 and $49,000 for the nine and three months ended April 30, 2000, respectively.

       During November 2000, the Company agreed to issue a total of 750,000 shares to two employee/directors as compensation, in lieu of cash, for services to be provided to the Company over 24 months. The aggregate fair value of the shares granted was $105,000 which will be recognized as compensation expense over the terms of the agreements. Compensation recognized in the nine and three months ended April 30, 2001 was $17,500 and $8,500, respectively.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE NINE MONTHS ENDED APRIL 30, 2001 AND 2000

                                  (Unaudited)



4.     STOCKHOLDERS' DEFICIT (CONTINUED)

       Restricted Stock Agreements (Continued)

       The following summarizes shares issued with respect to the aforementioned compensation arrangements during the nine months ended April 30, 2001 and 2000:

                                                                                         For the Nine Months Ended
                                                                                                 April 30,
                                                                                    -------------------------------------

                                                                                          2001                  2000
                                                                                    ---------------       ---------------
       Shares issued pursuant to settlement with former officer                                                 1,000,000
       Shares issued to former president for services                                       100,000               275,000
       Shares issued to legal counsel for services                                          662,500                62,500
       Shares issued to director for services                                               140,625               140,625
                                                                                    ---------------       ---------------

              Total                                                                         903,125             1,478,125
                                                                                    ===============       ===============

       Based upon the agreements in force at April 30, 2001, it is anticipated that common shares will be released from contractual restrictions and issued over the next four years, as follows:

                                                                                                       Number of
                                                                                                     Shares To Be
                                                                                                     Released From
                                                                                                      Contractual
              Year Ending July 31,                                                                   Restrictions
              --------------------                                                                 -----------------

                      2001 (Remainder)                                                                   223,958
                      2002                                                                               581,000
                      2003                                                                               281,250
                      2004                                                                                 6,250
                                                                                                   -------------
                                                                                                       1,092,458
                                                                                                   =============

       As of April 30, 2001, the value of the nonvested common shares issuable pursuant to these agreements was $1,521,300.

       The above does not include 750,000 shares which are issuable pursuant to warrants issued in connection with an agreement with outside counsel for legal services rendered and to be rendered.

       During the nine months ended April 30, 2001 and 2000, the weighted average fair value at the date of grant of equity instruments earned during the year was $.82 per share and $1.19 per share, respectively.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE NINE MONTHS ENDED APRIL 30, 2001 AND 2000

                                  (Unaudited)



4.     STOCKHOLDERS' DEFICIT (CONTINUED)

       Restricted Stock Agreements (Continued)

       The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Pricing Model. The following assumptions were made in estimating fair value:

                                                  2001                2000
                                              -------------     --------------

              Dividend yield                       0%                  0%
              Risk-free interest rate             4.75%               5.75%
              Estimated life of warrants         2 Years             2 Years
              Estimated volatility                300%                312%

       Warrants

       In connection with a professional service contract entered into during June 1999 with corporate counsel, the Company issued warrants enabling the holder to acquire 750,000 common shares. The warrants are exercisable at $.10 per share until August 2001. The contract provides for a term of three years retroactive to August 1998.

5.     INCOME TAXES

       At April 30, 2001, the Company has operating loss carryforwards for tax purposes of approximately $8,766,000, which expire through the year 2021. At April 30, 2001, the Company has fully reserved the tax benefit of the operating loss carryforwards (approximately $3,400,000) because management could not conclude that realization or such benefits was more likely than not. Furthermore, the Internal Revenue Code contains provisions which may limit the loss carryforwards available if significant changes in stockholder ownership of the Company occur. The estimated tax benefit of the operating loss is the only temporary difference. As a result of the Company's losses for all periods presented, there are no current or deferred tax provisions needed for any of the periods.

       For the nine months ended April 30, 2001 and 2000, the valuation allowance was increased by approximately $836,000 and $1,060,000, respectively, to fully reserve any deferred tax assets arising from the tax benefits resulting from the net operating losses for those periods.

       A reconciliation of the income tax benefit at the statutory rate to the Company's effective rate is as follows:

                                                   Nine Months Ended                     Three Months Ended
                                                       April 30,                              April 30,
                                        -------------------------------------    --------------------------------------

                                                2001                2000                 2001                2000
                                        ------------------  -----------------    -----------------   -------------------
       Computed at the expected
         statutory rate                   $       (718,000)   $      (889,000)    $      (231,000)   $       (182,400)

       State income tax benefit,
         net of federal tax effect                (118,000)          (171,000)            (39,000)            (46,300)

       Increase in valuation
         allowance                                 836,000          1,060,000             273,000             228,700
                                            --------------      -------------       -------------       -------------

       Income tax benefit per
         financial statements             $             -     $            -      $            -     $             -
                                            ==============      =============       =============       =============

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE NINE MONTHS ENDED APRIL 30, 2001 AND 2000

                                  (Unaudited)



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

       Rental Arrangements

       The Company rents office space pursuant to a one year leasing arrangement. Rental expense was $4,400 and $11,600 for the nine months ended April 30, 2001 and 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included herein.

         Since inception, we have developed both hardware and software for the mobile computing market. To fund operations to date, we have relied upon private placements and have borrowed money from officers and consultants. Our accumulated net losses through April 30, 2001 total approximately $8,765,793. The lack of funds to tool and build our docking station inventory has been detrimental to our growth and ability to generate income.

         To date our limited revenues were from sales associated with the beta testing of our products. We have not completed the tooling process required to begin our product manufacturing. We had and continue to have sales inquiries for our products. However, we have no backlog of orders at this time.

         During the next twelve months, we will require at least $100,000 to continue the operation of the business including sales and marketing expenses, as well as office space and general office expenses. In addition, we will need a cash infusion of a minimum of $1,000,000 to allow us to complete tooling and manufacture approximately 1,000 cradle units for sale. We have no assurance that we will continue to be able to obtain any sort of financing on commercially acceptable terms, if at all.

         In their report dated February 1, 2001 in connection with their audit of our financial statements as of July 31, 2000 and 1999, for the years ended July 31, 2000 and 1999, and for the period August 2, 1995 (inception) through July 31, 2000, our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern. Their opinion is based in part on our recurring losses from operations, negative working capital and stockholders' deficit.

         On January 1, 1998, the board of directors resolved to change our year-end to July 31 from December 31 effective with the fiscal period beginning January 1, 1998.

                             SELECTED FINANCIAL DATA

         The following table sets forth summary historical financial data for the dates and periods indicated in the following table. The interm financials and summary historical financial data for the nine months ended April 30, 2001 and 2000 are derived from our financial statements which have been prepared by management, appearing elsewhere in this Form 10-QSB. The information below should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB.

                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                     ------------------                 ------------------

                                              April 30, 2001   April 30, 2000   April 30, 2001    April 30, 2000
                                              --------------   --------------   --------------    --------------
STATEMENT OF OPERATIONS DATA:
Net Revenue                                    $      --              $--         $      --        $      --
Costs and expenses                                 689,036        791,393           2,112,260        2,856,661
Net loss                                          (689,036)      (791,393)         (2,112,260)      (2,856,661)

Net loss per share                                    (.09)          (.14)               (.29)            (.53)
Weighted average shares                          7,662,500      6,044,000           7,334,478        2,856,661
Outstanding

BALANCE SHEET DATA:
Working capital (deficit)                      $(1,050,198)
Property and equipment, net                                                                                -0-
Total assets                                         1,037
Total liabilities                                1,295,685
Shareholders' deficit                           (1,294,648)


         Since we have not generated any significant revenues to date, we should be considered a development stage entity.

Results of Operations of the Company

Three months ended April 30, 2001 compared to three months ended April 30, 2000

         We incurred losses of $689,036 and $791,393 for the three months ended April 30, 2001 and 2000, respectively. The cost of shares issued as compensation for members of our Board of Directors and officers, outside counsel and our financial public relations firm, made up a significant portion of these losses. The value of the shares issued was $255,256 and $46,056 for employee compensation and professional fees, respectively, for the three months ended April 30, 2001. The value of such shares issued for the three months ended April 30,2000 was $211,766, $92,500 and $423,500 with respect to officer compensation, legal fees and public relations fees, respectively.

         Other operating expenses amounted to approximately $388,000 during the three months ended April 30, 2001 and $64,000 for the three months ended April 30, 2000. The increase in other operating costs is attributable to payroll costs related to stock based compensation and professional fees.

         We had no revenues for either of these three month periods.

Nine months ended April 30, 2001 compared to Nine months ended April 30, 2000

         Our loss for the nine months ended April 30, 2001 was $2,112,260 or $0.29 per share. During this period, we recorded stock based compensation for the shares issued to our Board of Directors and officers for their services rendered during the period ($663,766), to our outside counsel pursuant to a June 1999 agreement ($319,556) and to our financial public relations firm for their services rendered in the period ($654,000). Other than the value of shares issued in the period for services, operating expenses amounted to approximately $475,000.

         Our loss for the nine months ended April 30, 2000 was approximately $2,857,000. or $0.53 per share. We recorded expenses related to the fair value of shares issued for our Board of Directors and officers, our outside attorneys and our financial public relations firm of $1,138,766, $339,500 and $1,215,500 respectively. In addition, we incurred other operating expenses during this amounting to approximately $163,000.

         Other than stock based compensation, our operating expenses increased by approximately $312,000. Payroll costs associated with issuance of common shares to members of our Board of Directors and officers represented approximately $249,000 of the increase. Professional fees increased by $30,000 attributable to auditing fees and legal expenses. Additionally, increases in interest expense and amortization offset by a decrease in advertising costs, lead to an overall increase of $30,000.

         We recorded no revenues for either period.

Liquidity and Capital Resources

         To date, our operations have been funded by the issuance of equity securities and convertible debt securities. We have compensated various suppliers, consultants and employees by issuing shares of stock in lieu of cash. In 2000 and 2001, FRF Holdings Corp., a holding company owned by Puritan Management Inc. our outside financial and public relations firm and John Russell, our former president, advanced funds totaling $261,655 to us in the form of 12% interest bearing loans. FRF Holdings Corp. was granted a security interest in our first five patents as collateral. Although our relationship with FRF Holdings Corp. has been positive, FRF Holdings Corp. may, at any time, call the outstanding loan. Our inability to pay FRF Holdings Corp. the balance of their loan could lead FRF Holdings Corp. to take possession of the patents.

         In their report dated February 1, 2001 in connection with their audit of our financial statements as of July 31, 2000, the years ended July 31, 2000 and 1999, and for the period August 2, 1995 (inception) through July 31, 2000, our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern. At April 30, 2001, we had a working capital deficiency of $1,050,198. In addition, we are in need of financing to continue operations and begin manufacturing. We will require at least $100,000 to fund continued operations for the next twelve months, exclusive of any cash requirements for manufacturing. In addition, we will require a cash infusion of at least $1,000,000 to complete tooling and manufacture of 1,000 docking station units (the outside contractor's minimum order quantity). We currently are seeking to raise funds through the public markets. However, we have no assurance that we will be able to procure financing on commercially acceptable terms, if at all. If we are not able to procure any financing, we may have to curtail operations.


FORWARD LOOKING STATEMENTS

         Statements that are not historical facts included in this filing are "forward-looking statements" and involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that we expect, believe, project, intend or anticipate will or may occur, including such matters as future capital, business strategies, expansion and growth of our operations and future net cash flows. Factors that could cause actual results to differ materially are described throughout this registration statement. Cautionary disclosures include, among others: general economic conditions, the markets for and market price of our products, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the results of financing efforts and regulatory developments and compliance. We disclaim any obligation to update or revise any forward-looking statements to reflect new events or circumstances or to reflect the occurrence of anticipated or unanticipated events, other than as required by law.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There currently are no legal actions pending against us or any of our officers or directors in their fiduciary capacities nor is any litigation threatened or anticipated to our knowledge.

Federal

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

INDEX TO EXHIBITS

      2.1         Certificate of Incorporation*
      2.2         Amendment to the Certificate of Incorporation*
      2.3.1       Bylaws for World Cyberlinks Corp. *
      4.1         Specimen common stock certificate *
      10.1 Reseller Agreement between World Cyberlinks and Riverbed Technologies, Inc. (now Aether Systems, Inc.) *
      10.2 Reseller Agreement between Riverbed Technologies, Inc. and World Cyberlinks Corp. *
      10.3        License Agreement with Palm Computing, Inc. (now Palm, Inc.) *
      10.4 Solution Provider Source Code License Agreement with Palm Computing Inc. dated December 30, 1998*
      10.5 Hardware Developer Agreement - PalmPilot Modem Casing dated April 7, 1998*
      10.6 Amendment No.1 to Hardware Developer Agreement - PalmPilot Modem Casing*
      10.7 Hardware Developer Agreement - Serial Communications dated April 7, 1998*
      10.8        Employment Agreement with Michael Tobin dated November 1,
                  2000*
      10.9        Employment Agreement with James Gardner dated November 1,
                  1999*
      10.10       Employment Agreement with Jeffrey Denenberg dated November 1,
                  1999*
      10.11       Retainer Agreement with David B. Grossman, P.C. dated
                  November 1, 2000*
      10.12       Employment Agreement with David Grossman dated November 1,
                  1999*
      10.13       Employment Agreement with Richard Stegner dated November 1,
                  1999*
      10.14 Agreement and Demand Note dated December 21, 1999 between World Cyberlinks Corp. and FRF Holdings Corp. *
      10.15       UCC Financing Statement in favor of FRF Holdings Corp. *
      10.16 Lease for office space between World Cyberlinks Corp and MJC Consulting Inc.*
      16.1        Letter on change in certifying accountants from Jonathon L.
                  Anderson, CPA, PC.*
      16.2 Letter on change in certifying accountants from Richard A Eisner & Co., L.L.C.*

* Filed as exhibits with the same numbers indicated above on Form 10-SB and incorporated herein by reference.

          (b) We have not filed any reports on Form 8-K during the period for which this report is filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                WORLD CYBERLINKS CORP.
                                                ----------------------
                                                     (Registrant)



Date: April 20, 2002                    By: /s/ Michael Tobin
                                            -----------------------------------
                                            Michael Tobin, President & Director


                                        By: /s/ James Gardner
                                            -----------------------------------
                                            Secretary, Treasurer & Director