Form 10QSB
period 2001-10-31
WORLD CYBERLINKS CORP
filed 2002-05-15
CIK 1042529

FORM 10-QSB

                                  UNITED STATES
                       SECURIITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

                For the quarterly period ended October 31, 2001

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from                 to

      Commission file number

                             WORLD CYBERLINKS CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             New York                                  11-3332134
--------------------------------------------------------------------------------
 (State or other jurisdiction of                      (IRS Employer
  incorporation or organization)                    Identification No.)


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,075,624 SHARES AS OF OCTOBER 31, 2001

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No  [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                                       AND
                    THE CUMULATIVE PERIOD FROM AUGUST 2, 1995
                         (INCEPTION) TO OCTOBER 31, 2001
                                   (UNAUDITED)

                                    CONTENTS

                                                                        Page

FINANCIAL STATEMENTS (UNAUDITED)

    Balance Sheets                                                        2
    Statements of Operations                                              3
    Statements of Stockholders' Equity (Deficit)                          4
    Statements of Cash Flows                                              5
    Notes to Financial Statements                                       6-15

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                     ASSETS

                                                                     October 31,       July 31,
                                                                        2001             2001
                                                                    -------------    -------------
                                                                     (Unaudited)
CURRENT ASSETS
     Cash                                                           $          26    $        --

PROPERTY AND EQUIPMENT, at cost, less
     accumulated depreciation of $17,843                                     --               --

OTHER ASSETS
     Patents, net of accumulated amortization of
         $50,000 (Notes 1 and 2)                                             --               --
     Security deposit                                                         550              550
                                                                    -------------    -------------

              TOTAL ASSETS                                          $         576    $         550
                                                                    =============    =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued expenses                          $     999,914    $     821,067
     Loans payable - stockholders (Note 2)                                324,615          315,756
                                                                    -------------    -------------

              Total Current Liabilities                                 1,324,529        1,136,823
                                                                    -------------    -------------

OTHER LIABILITIES (Notes 3 and 4)                                            --            266,875
                                                                    -------------    -------------

COMMITMENTS AND CONTINGENCIES  (Note 6)

STOCKHOLDERS' DEFICIT (Note 4)
     Common stock - $.001 par value; authorized 20,000,000
         shares; issued and outstanding 9,075,624 and
         7,853,749 shares                                                   9,077            7,855
     Additional paid-in capital                                         8,258,362        7,664,162
     Deficit accumulated during the development stage                  (9,538,892)      (9,075,165)
     Deferred Compensation                                                (52,500)            --
                                                                   -------------    -------------

              Total Stockholders' Deficit                              (1,323,953)      (1,403,148)
                                                                    -------------    -------------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                 DEFICIT                                            $         576    $         550
                                                                    =============    =============


                 See accompanying notes to financial statements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   For The
                                                                                 Period From
                                                     Three Months Ended         August 2, 1995
                                                         October 31,             (Inception)
                                                ----------------------------       Through
                                                    2001            2000       October 31, 2001
                                                ------------    ------------    --------------
Net revenue                                     $       --      $       --      $       36,059
Cost of sales                                           --              --              16,496
                                                ------------    ------------    --------------

       Gross profit (loss)                              --              --              19,563
                                                ------------    ------------    --------------

Operating Expenses
    Marketing and advertising                           --              --             380,645
    Research and development                            --              --             317,077
    General and administrative                       353,185         286,892         4,419,066
    Professional fees                                110,542          59,226         2,003,823
    Public relations fees                               --           423,500         2,370,000
    Depreciation                                        --               426            67,844
                                                ------------    ------------    --------------

       Total operating expenses                      463,727         770,044         9,558,455
                                                ------------    ------------    --------------

       Loss before income taxes                     (463,727)       (770,044)       (9,538,892)

Income taxes                                            --              --                --
                                                ------------    ------------    --------------

       Net loss                                 $   (463,727)   $   (770,044)   $   (9,538,892)
                                                ============    ============    ==============

Basic and diluted loss per common share         $       (.05)   $       (.11)
                                                ============    ============

Weighted average number of common shares used
    in computation                                 8,630,312       7,004,266
                                                ============    ============

                 See accompanying notes to financial statements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           Deficit
                                                                                         Accumulated
                                                    Common Stock           Additional     During the
                                                ----------------------      Paid-In      Development     Unearned
                                                Shares          Amount       Capital        Stage      Compensation          Total
                                              ------------------------------------------------------------------------------------
Common shares issued in connection with           500,000         $500       $49,500             $-            $-         $50,000
   service endered in the formation of the
   company on August 2, 1995
Common shares issued in connection with           500,000          500        49,500              -             -          50,000
   acquisition of patents
Net loss for the period from inception to               -            -             -       (50,000)             -        (50,000)
   December 31, 1995
                                              ------------------------------------------------------------------------------------
Balance, December 31, 1995                      1,000,000        1,000        99,000       (50,000)             -          50,000

Common shares paid to consultant by                     -            -        25,000              -             -          25,000
   stockholder
Net loss for the year ended December 31, 1996           -            -             -       (24,744)             -        (24,744)
                                              ------------------------------------------------------------------------------------
Balance, December 31, 1996                      1,000,000        1,000       124,000       (74,744)             -          50,256

Common shares issued in a private placement     1,000,000        1,000        99,000              -             -         100,000
   at $.10 per share
Common shares issued in connection with            30,000           30         2,970              -             -           3,000
   professional services rendered
Common shares issued in connection with           500,000          500        49,500              -             -          50,000
   employment services
Net loss for the year ended December 31, 1997           -            -             -      (261,479)             -       (261,479)
                                              ------------------------------------------------------------------------------------
Balance, December 31, 1997                      2,530,000        2,530       275,470      (336,223)             -        (58,223)

Common shares issued in connection with           830,000          830       779,170              -             -         780,000
  private placement at $1.00 per share,
  less costs of $50,000
Common shares issued in connection with           110,000          110       109,890              -             -         110,000
   conversion of loans payable at $1.00 per
   share
Common shares issued in connection with            12,500           13        17,258              -             -          17,271
   services rendered
Net loss for the period from January 1, 1998            -            -             -      (413,706)             -       (413,706)
   to July 31, 1998
                                              ------------------------------------------------------------------------------------
Balance, July 31, 1998                          3,482,500        3,483     1,181,788      (749,929)             -         435,342

Common shares issued in connection with            70,000           70        69,850              -             -          69,920
   private placement at $1.00 per share
Common shares issued in connection with            20,000           20        49,980              -             -          50,000
   private placement at $3 per share in
   April 1999, less costs of issuance
   of $10,000
Common shares issued in connection with            50,000           50       149,950              -             -         150,000
   employment agreements
Common shares and warrants issued for             614,583          615     2,133,217              -   (1,187,500)         946,332
   services rendered
Warrants granted for services rendered and              -            -     1,182,500              -   (1,182,500)               -
   to be rendered
Amortization of unearned compensation                   -            -             -              -       132,000         132,000
Net loss for the year ended July 31, 1999               -            -             -    (2,114,984)             -     (2,114,984)
                                              ------------------------------------------------------------------------------------
Balance, July 31, 1999                          4,237,083        4,238     4,767,285    (2,864,913)   (2,238,000)       (331,390)

Common shares issued in connection with           500,000          500         4,500              -             -           5,000
   exercise of warrants at $.01
Common shares issued in exchange for services     500,000          500       109,500              -      (55,000)          55,000
   and exercise of warrant
Common shares issued for services               1,645,833        1,646     1,697,654              -             -       1,699,300
Amortization of unearned compensation                   -            -             -              -     1,584,000       1,584,000
Net loss for the year ended July 31, 2000               -            -             -    (3,788,620)             -     (3,788,620)
                                              ------------------------------------------------------------------------------------
Balance, July 31, 2000                          6,882,916        6,884     6,578,939    (6,653,533)     (709,000)       (776,710)

Common shares and warrants issued for             970,833          971     1,085,223              -             -       1,086,194
   services rendered
Amortization of unearned compensation                   -            -             -              -       709,000         709,000
Net loss                                                -            -             -    (2,421,632)             -     (2,421,632)

                                              ------------------------------------------------------------------------------------
Balance, July 31, 2001                          7,853,749        7,855     7,664,162    (9,075,165)             -     (1,403,148)



Common shares issued for services rendered         46,875           47       276,000              -             -         276,047
   (unaudited)
Common shares issued as settlement of
   liabilities                                  1,175,000        1,175       318,200                      (52,500)       266,875
Net loss for the period (unaudited)                     -            -             -      (463,727)             -       (463,727)
                                              ------------------------------------------------------------------------------------
Balance, October 31, 2001 (Unaudited)           9,075,624       $9,077    $8,258,362   $(9,538,892)    $  (52,500)   $(1,323,953)
                                              ====================================================================================


                 See accompanying noes to financial statements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            For The
                                                                  For The                  Period From
                                                              Three Months Ended         August 2, 1995
                                                                 October 31,              (Inception)
                                                          --------------------------        Through
                                                             2001            2000       October 31, 2001
                                                          -----------    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                              $  (463,727)   $  (770,044)     $(9,538,892)
                                                          -----------    -----------      -----------
    Adjustments to reconcile net income to net cash
       used by operating activities:
          Common shares and warrants issued and
              issuable in exchange for services               276,047        721,250        7,050,018
          Depreciation                                           --              426           67,844
          Amortization                                           --             --            100,000
          Changes in assets and liabilities:
              Increase in other assets                           --             (550)            (550)
              Accounts payable and accrued expenses           178,847         31,138          999,914
                                                          -----------    -----------      -----------

              Total adjustments                               454,894        752,264        8,217,226
                                                          -----------    -----------      -----------

              Net cash used by operating activities            (8,833)       (17,780)      (1,321,666)
                                                          -----------    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                          --             --            (17,843)
    Additions to intangible assets                               --             --           (100,000)
                                                          -----------    -----------      -----------

              Net cash used by investing activities              --             --           (117,843)
                                                          -----------    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from issuance of common stock                   --             --          1,114,920
    Proceeds from notes and loans payable                       8,859         19,700          324,615
                                                          -----------    -----------      -----------

              Net cash provided by financing activities         8,859         19,700        1,439,535
                                                          -----------    -----------      -----------

NET INCREASE IN CASH                                               26          1,920               26

CASH, beginning of period                                        --              689             --
                                                          -----------    -----------      -----------

CASH, end of period                                       $        26    $     2,609      $        26
                                                          ===========    ===========      ===========

                       SUPPLEMENTAL CASH FLOW INFORMATION

Noncash investing and financing activities:

    Conversion of notes payable into common stock         $      --      $      --        $   110,000
                                                          ===========    ===========      ===========
    Payable for agreements to issue common shares
       in return for services                             $      --      $      --        $   266,875
                                                          ===========    ===========      ===========
    Issuance of shares as settlement of liability         $   266,875    $      --        $   266,875
                                                          ===========    ===========      ===========

                 See accompanying notes to financial statements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
     AND THE PERIOD FROM AUGUST 2, 1995 (INCEPTION) THROUGH OCTOBER 31, 2001
                                   (UNAUDITED)

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

     Through October 31, 2001, the Company has incurred losses of approximately $9,539,000 from inception. In addition, at October 31, 2001, the Company had a stockholders' deficit of approximately $1,614,000, and its current liabilities exceeded its current assets by approximately $1,325,000. These factors, as well as the fact that the Company has not yet achieved commercial acceptance of its technology, raise substantial doubt about the Company's ability to continue as a going concern.

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

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
     AND THE PERIOD FROM AUGUST 2, 1995 (INCEPTION) THROUGH OCTOBER 31, 2001
                                   (UNAUDITED)

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

     Software revenues are recognized using the separate element method of accounting pursuant to SOP 97-2, "Software Revenue Recognition". Vendor specific objective evidence of the fair value of the elements contained in agreements is based on price of the element when sold separately. For post-contract customer support the fair value is based on the price determined by management having the relevant authority. Post contract support services are recognized over the support period. In accordance with SAB 101 and SOP 97-2 if products (including docking stations), services and maintenance are bundled in a single contract, revenue will generally be recognized once all elements of the contract have been completed. Maintenance revenue will be recognized over the service period.

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

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
     AND THE PERIOD FROM AUGUST 2, 1995 (INCEPTION) THROUGH OCTOBER 31, 2001
                                   (UNAUDITED)


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

     EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is calculated by dividing the net loss for the year by the average number of common shares outstanding during the year. Diluted earnings per share is calculated by adjusting outstanding shares, assuming the conversion of all potentially dilutive securities. For each period presented, the effect of such assumed conversions was anti-dilutive. Shares issuable pursuant employment and other agreements are not considered outstanding until actually issued since the effect would be anti-dilutive. Potentially dilutive securities at October 31, 2001 and 2000 consisted of the following:

                                                      2001           2000
                                                   ---------      ---------
     Warrants                                        750,000        750,000
     Contingently issuable common stock              296,875        480,209
                                                   ---------      ---------

         Total                                     1,046,875      1,230,209
                                                   =========      =========

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
     AND THE PERIOD FROM AUGUST 2, 1995 (INCEPTION) THROUGH OCTOBER 31, 2001
                                   (UNAUDITED)

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

     INTERIM FINANCIAL STATEMENTS

     The unaudited interim financial statements for the three months ended October 31, 2001 and 2000 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. Results of operations for the three months ended October 31, 2001 are not necessarily indicative of the results to be expected for the year ending July 31, 2002.

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

     In June 2001, we entered into a consulting agreement with a firm owned in part by a former president of the Company. The agreement calls for payments to the consulting firm of $150,000 per year for five years.

     During the nine months ended October 31, 2001, we accrued expense reimbursements to our president of $40,000.

     See Note 4 for additional disclosures regarding each of the aforementioned equity transactions.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
     AND THE PERIOD FROM AUGUST 2, 1995 (INCEPTION) THROUGH OCTOBER 31, 2001
                                   (UNAUDITED)


3.   OTHER LIABILITIES

     Other liabilities, in the amount of $266,875 at July 31, 2001 were satisfied by the issuance of shares of the Company's common stock in August 2001.

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

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
     AND THE PERIOD FROM AUGUST 2, 1995 (INCEPTION) THROUGH OCTOBER 31, 2001
                                   (UNAUDITED)


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

     In February 2000, the Company issued 250,000 shares to a consultant who entered into an agreement to provide professional services to the Company for a one-year period. The shares and warrants were fully vested and non forfeitable when issued. Additionally, the consultant received and exercised a warrant to acquire 250,000 shares at $.01 per share. These equity instruments were valued at their fair value of $110,000 and compensation is being amortized over the one year term of the agreement. Compensation expense recorded pursuant to this agreement was $27,500 during the three months ended October 31, 2000 and none in the three months ended October 31, 2001. Fair value of the warrants was determined in accordance with the Black-Scholes Option Pricing Model.

     Restricted Stock Agreements

     In May 1999, the Company agreed to issue an aggregate of 750,000 shares of common stock to an employee and member of the Board of Directors over the term of a four-year employment agreement. Accordingly, twenty-five percent of the shares vest each year over the four-year term of the agreement. The value of the grant is $2,718,750 based on the fair value at the grant's measurement date. Compensation expense pursuant to this agreement was $169,922 for each of the three months ended October 31, 2001 and 2000.

     In June 1999, the Company agreed to issue 250,000 shares and warrants to acquire 750,000 shares to a law firm for services rendered and to be rendered pursuant to an agreement dated in June 1999 with a three-year term, retroactive to August 1998. The shares and warrants were issuable ratably over the three year term of the agreement. During August 2001, the original warrants expired unexercised and the Company agreed to extend the warrants' exercise period until August 2006. The warrants have been valued pursuant to the Black-Scholes Option Pricing Model when issued utilizing the assumptions described below. Compensation pursuant to the agreement was determined based on the fair value of the equity securities issued at the time that the services were rendered. Legal fees recorded pursuant to this agreement were $82,500 and $22,750 during the three months ended October 31, 2001 and 2000, respectively.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
     AND THE PERIOD FROM AUGUST 2, 1995 (INCEPTION) THROUGH OCTOBER 31, 2001
                                   (UNAUDITED)


4.   STOCKHOLDERS' DEFICIT (CONTINUED)

     Restricted Stock Agreements (Continued)

     In November 1999, the Company agreed to the following:

          (a) 1,075,000 shares are to be issued to David Grossman for services provided or to be provided as follows:

              1) 75,000 for his services as president of the Company from June 1999 to October 1999,

              2) 400,000 shares as compensation for services of president of the Company for the period November 1, 1999 through October 31, 2000 and,

              3) 600,000 shares for legal services rendered subsequent to October 31, 2000. Shares issuable under this agreement were valued (and compensation recorded) as the services were rendered. There were no shares issued during the three months ended October 31, 2001 and 2000 pursuant to this arrangement.

              As of October 31, 2001 and 2000, a total of 1,075,000 shares and 475,000 shares, respectively, had been earned and issued under the arrangements with Mr. Grossman. In addition to the legal fees referred to above, Mr. Grossman earned $56,000 during the three months ended October 31, 2000, under the arrangements referred to in (a)(1) and (a)(2) above as president of the Company.

          (b) An aggregate of 425,000 shares of common stock were issued in August 2001 to three directors/ employees as compensation, in lieu of cash, for services to be rendered through November 2000 and 2001. The aggregate fair value of the shares granted was $238,000 which will be recognized as compensation expense over the terms of the agreements. Compensation expense under these agreements was $10,500 and $49,000 for the three months ended October 31, 2001 and 2000, respectively.

     During November 2000, the Company agreed to issue a total of 750,000 shares to two employee/directors as compensation, in lieu of cash, for services to be provided to the Company over 24 months. The aggregate fair value of the shares granted was $105,000 which will be recognized as compensation expense over the terms of the agreements. Compensation recognized in the three months ended October 31, 2001 was $13,125. The shares were issued in August 2001.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
     AND THE PERIOD FROM AUGUST 2, 1995 (INCEPTION) THROUGH OCTOBER 31, 2001
                                   (UNAUDITED)



4.   STOCKHOLDERS' DEFICIT (CONTINUED)

     Restricted Stock Agreements (Continued)

     The following summarizes shares issued with respect to the aforementioned compensation arrangements during the three months ended October 31, 2001 and 2000:

                                                     For the Three Months Ended
                                                           October 31,
                                                     --------------------------
                                                       2001              2000
                                                     ---------        ---------
     Shares issued to former president for services         --          100,000
     Shares issued to legal counsel for services            --           20,834
     Shares issued to director for services             46,875           46,875
     Shares issued to officers and directors as
       compensation and extinguishment of liability  1,175,000               --
                                                     ---------        ---------
              Total                                  1,221,875          167,709
                                                     =========        =========

     Based upon the agreements in force at October 31, 2001, it is anticipated that common shares will be released from contractual restrictions and issued over the next three years, as follows:

                                                                    Number of
                                                                  Shares To Be
                                                                  Released From
                                                                   Contractual
              Year Ending July 31,                                Restrictions
              --------------------                                ------------
                  2002                                                140,375
                  2003                                                187,500
                  2004                                                  6,250
                                                                    ---------
                                                                      334,125
                                                                    =========

     As of October 31, 2001, the value of the nonvested common shares issuable pursuant to these agreements was approximately $1,200,000.

     The above does not include 750,000 shares which are issuable pursuant to warrants issued in connection with an agreement with outside counsel for legal services rendered and to be rendered.

     During the three months ended October 31, 2001 and 2000, the weighted average fair value at the date of grant of equity instruments earned during the periods was $.31 per share and $1.16 per share, respectively.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
     AND THE PERIOD FROM AUGUST 2, 1995 (INCEPTION) THROUGH OCTOBER 31, 2001
                                   (UNAUDITED)


4.   STOCKHOLDERS' DEFICIT (CONTINUED)

     Restricted Stock Agreements (Continued)

     The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Pricing Model. The following assumptions were made in estimating fair value:

                                                  2001            2000
                                              ------------     ------------
        Dividend yield                             0%               0%
        Risk-free interest rate                  4.75%            5.75%
        Estimated life of warrants              2 Years          2 Years
        Estimated volatility                     300%             312%

     Warrants

     In connection with a professional service contract entered into during June 1999 with corporate counsel, the Company issued warrants enabling the holder to acquire 750,000 common shares. The warrants were exercisable at $.10 per share until August 2001. These warrants expired unexercised. During January 2002, the Company extended the exercise period for an additional five years through August 2005. As the extension was retroactive to August 2001, the Company recorded the fair value of the new warrants ($80,500) as professional fees during the three months ended October 31, 2001.

5.   INCOME TAXES

     At October 31, 2001, the Company has operating loss carryforwards for tax purposes of approximately $9,539,000, which expire through the year 2021. At October 31, 2001, the Company has fully reserved the tax benefit of the operating loss carryforwards (approximately $3,500,000) because management could not conclude that realization or such benefits was more likely than not. Furthermore, the Internal Revenue Code contains provisions which may limit the loss carryforwards available if significant changes in stockholder ownership of the Company occur. The estimated tax benefit of the operating loss is the only temporary difference. As a result of the Company's losses for all periods presented, there are no current or deferred tax provisions needed for any of the periods.

     For the three months ended October 31, 2001 and 2000, the valuation allowance was increased by approximately $166,000 and $282,000, respectively, to fully reserve any deferred tax assets arising from the tax benefits resulting from the net operating losses for those periods.

     A reconciliation of the income tax benefit at the statutory rate to the Company's effective rate is as follows:

                                                         Three Months Ended
                                                             October 31,
                                                     --------------------------
                                                        2001            2000
                                                     -----------    -----------
     Computed at the expected statutory rate         $  (141,700)   $  (240,900)
                                                     -----------    -----------

     State income tax benefit, net of federal tax        (24,000)       (40,600)

     Increase in valuation allowance                     165,700        281,500
                                                     -----------    -----------

     Income tax benefit per financial statements     $        --    $        --
                                                     ===========    ===========

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
     AND THE PERIOD FROM AUGUST 2, 1995 (INCEPTION) THROUGH OCTOBER 31, 2001
                                   (UNAUDITED)


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

     Rental Arrangements

     The Company rents office space pursuant to a one year leasing arrangement. Rental expense was $550 and approximately $4,500 for the three months ended October 31, 2001 and 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto.

     Since inception, we have developed both hardware and software for the mobile computing market. To fund operations to date, we have relied upon private placements and have borrowed money from officers and consultants. Our accumulated net losses to date total approximately $9,538,892. The lack of funds to tool and build our docking station inventory has been detrimental to our growth and ability to generate income.

     To date our limited revenues were from sales associated with the beta testing of our products. We have not completed the tooling process required to begin our product manufacturing. We had and continue to have sales inquiries for our products. However, we have no backlog of orders at this time.

     During the next 12 months, we will require at least $100,000 to continue the operation of the business including sales and marketing as well as office space and general office expenses. In addition, we will need a cash infusion of a minimum of $1,000,000 to allow us to complete tooling and manufacture approximately 1,000 cradles (the minimum order for the contract manufacturer). We have no assurance that we will continue to be able to obtain any sort of financing on commercially acceptable terms, if at all.

     In their report dated January 28, 2002 in connection with their audits of our financial statements as of July 31, 2001, for the years ended July 31, 2001 and 2000 and the period August 2, 1995 (inception) to July 31,2001 our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern. Their opinion is based in part on our recurring losses from operations, negative working capital and stockholders' deficit.

                             SELECTED FINANCIAL DATA

     The following table sets forth summary historical financial data for the dates and periods indicated in the following table. The summary historical financial data are derived from our financial statements appearing elsewhere in this filing.

                                       THREE MONTHS ENDED
                                       ------------------
                               OCTOBER 31, 2001    OCTOBER 31, 2000
                               ----------------    ----------------
STATEMENT OF OPERATIONS DATA:
Net Revenue                        $       --        $       --
Costs and expenses                    463,727           770,044
Net loss                             (463,727)         (770,044)
Net loss per share                       (.05)             (.11)
Weighted average shares
outstanding                         8,630,312         7,004,266

BALANCE SHEET DATA:            OCTOBER 31, 2001    JULY 31,2001

Working capital (deficit)         (1,324,503)      $(1,136,823)
Property and equipment, net              -0-
Total assets                             576               550
Total liabilities                  1,324,529       $ 1,403,698

Shareholders' deficit            $(1,323,953)      $(1,403,148)

     As we have not generated any significant revenues to date, we should be considered a development stage entity.

RESULTS OF OPERATIONS OF THE COMPANY

Three months ended October 31, 2001 compared to Three months ended October 31, 2000

     We incurred a net loss of $463,727 or $0.05 per share for the three months ended October 31, 2001. During the period, we recorded stock based compensation for the shares issued to our employees for their services rendered during the period of $193,547, and to our outside counsel of $82,500 for their services rendered. Other than the value of shares issued in the period for services, operating expenses amounted to approximately $187,680.

     Our loss for the three months ended October 30, 2000, was approximately $770,000, or $0.11 per share. We recorded expenses related to stock based compensation for shares of our common stock issued for our employees of $275,000 and our outside attorneys and our financial and public relations firm of $22,750 and $423,500, respectively. In addition, we incurred other operating expenses during this amounting to approximately $48,750.

     Other operating costs increased in the 2001 period by approximately $139,000. The significant part of the increase, $64,100 was related to payroll costs associated with stock based compensation. Additionally, we incurred $80,000 in the 2001 period related to costs reimbursed to our president ($40,000) and the consulting contract discussed in the next paragraph ($40,000).

     During June 2001, we entered an agreement with Millennium Techvest to provide marketing sales ands product development consulting. Under the agreement, they are to be paid $150,000 per year for services to us over a 5-year period.

We recorded no revenues for either period.

LIQUIDITY AND CAPITAL RESOURCES

To date, our operations have been funded by the issuance of equity securities and convertible debt securities. We have compensated various suppliers, consultants and employees by issuing shares of stock in lieu of cash. In 2000 and 2001, FRF Holdings Corp., a holding company owned by Puritan Management Inc. an outside financial and public relations firm we had under contract and John Russell, our former president, advanced funds totaling $324,615 to us in the form of 12% interest bearing loans. FRF Holdings Corp. was granted a security interest in our five patents as collateral.

     In their report dated January 28, 2002 in connection with their audits of our financial statements as of July 31,2001, for the years ended July 31, 2001 and 2000 and for the period August 2, 1995 (inception) through July 31, 2001, our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern. At October 31, 2001, we had a working capital deficiency of $1,324,503. In addition, we are in need of financing to continue operations and begin manufacturing. We will require at least $100,000 to fund continued operations for the next twelve months, exclusive of any cash requirements for manufacturing. In addition, we will require a cash infusion of at least $1,000,000 to complete tooling and manufacture 1,000 docking station units (the contract manufacturers minimum order). We currently are seeking to raise funds through the public markets. However, we have no assurance that we will be able to procure financing on commercially acceptable terms, if at all. If we are not able to procure any financing, we may have to curtail operations.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There currently have been no changes in any legal actions which were reported on our Form 10-KSB.

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

                                                   WORLD CYBERLINKS CORP.
                                                        (Registrant)

Date: May 14, 2002                                /s/ Michael Tobin
                                              ---------------------------------
                                              President & Director