Form 10QSB
period 2002-01-31
WORLD CYBERLINKS CORP
filed 2002-05-15
CIK 1042529

FORM 10-QSB

                                  UNITED STATES
                       SECURIITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 x   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---  OF 1934
                For the quarterly period ended January 31, 2002
                                               ----------------

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---
                For the transition period from          to

                Commission file number



                             WORLD CYBERLINKS CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           New York                                         11-3332134
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,122,499 as of January 31,2002.


----------------
Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                    CONTENTS

                                                                        Page
                                                                        ----
FINANCIAL STATEMENTS

    Balance Sheets                                                        2
    Statements of Operations                                              3
    Statements of Stockholders' Equity (Deficit)                          4
    Statements of Cash Flows                                              5
    Notes to Financial Statements                                       6-16

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                     ASSETS

                                                                                      January 31,            July 31,
                                                                                   -----------------     ----------------
                                                                                        2002                  2001
                                                                                   -----------------     ----------------
                                                                                     (Unaudited)
CURRENT ASSETS
     Cash                                                                         $           2,240     $               -

OTHER ASSETS
     Security deposit                                                                           550                   550
                                                                                    ---------------       ---------------

              TOTAL ASSETS                                                        $           2,790     $             550
                                                                                    ===============       ===============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                        $       1,063,849     $         821,067
     Loans payable - stockholders (Note 2)                                                  369,616               315,756
                                                                                    ---------------       ---------------

              Total Current Liabilities                                                   1,433,465             1,136,823
                                                                                    ---------------       ---------------

OTHER LIABILITIES (Notes 3 and 4)                                                                 -               266,875
                                                                                    ---------------       ---------------
COMMITMENTS AND CONTINGENCIES  (Note 6)

STOCKHOLDERS' DEFICIT (Note 4)
     Common stock - $.001 par value; authorized 20,000,000
         shares; issued and outstanding 9,122,499 and
         7,853,749 shares                                                                     9,123                 7,855
     Additional paid-in capital                                                           8,431,738             7,664,162
     Deficit accumulated during the development stage                                    (9,832,161)           (9,075,165)
     Deferred Compensation                                                                  (39,375)                    -
                                                                                    ---------------       ---------------

              Total Stockholders' Deficit                                                (1,430,675)           (1,403,148)
                                                                                    ---------------       ---------------
              TOTAL LIABILITIES AND STOCKHOLDERS'
                 DEFICIT                                                          $           2,790     $             550
                                                                                    ===============       ===============

                See accompanying notes to financial statements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                       For The
                                                                                                                     Period From
                                                    Six Months Ended                   Three Months Ended          August 2, 1995
                                                       January 31,                         January 31,               (Inception)
                                            ---------------------------------  ---------------------------------       Through
                                                 2002              2001              2002             2001        January 31, 2002
                                            ---------------  ----------------  ----------------  ---------------  ----------------
                                                       (Unaudited)                         (Unaudited)               (Unaudited)
Net revenue                                 $            -   $             -   $             -    $           -   $       36,059
Cost of sales                                            -                 -                 -                -           16,496
                                              -------------    --------------    --------------    -------------   -------------

       Gross profit                                      -                 -                 -                -           19,563
                                              -------------    --------------    --------------    -------------   -------------

Operating Expenses
    Marketing and advertising                            -                 -                 -                -          380,645
    Research and development                             -                 -                 -                -          317,077
    General and administrative                      646,877           452,865           293,269          165,973       4,712,335
    Professional fees                               110,119           315,507                -           256,281       2,003,823
    Public relations fees                                -            654,000                -           258,000       2,370,000
    Depreciation                                         -                852                -               426          67,844
                                              -------------    --------------    --------------    -------------   -------------

       Total operating expenses                     756,996         1,423,224           293,269          680,680       9,851,724
                                              -------------    --------------    --------------    -------------   -------------

       Loss before income taxes                    (756,996)       (1,423,224)         (293,269)        (680,680)     (9,832,161)

Income taxes                                             -                 -                 -                -               -
                                              -------------    --------------    --------------    -------------   -------------

       Net loss                             $      (756,996) $     (1,423,224) $       (293,269)  $     (680,680) $   (9,832,161)
                                              =============    ==============    ==============    =============   =============
Basic and diluted loss per common share     $          (.09) $           (.19) $           (.03)  $         (.09)
                                              =============    ==============    ==============    =============
Weighted average number of common shares
    used in computation                           8,700,624         7,409,646         8,795,000        7,541,760
                                              =============    ==============    ==============    =============


                See accompanying notes to financial statements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                   Common Stock           Additional        During the
                                                        -----------------------------      Paid-In          Development
                                                           Shares          Amount          Capital             Stage
                                                        --------------   ------------   ---------------   ----------------
Common shares issued in connection with service
     rendered in the formation of the company on
     August 2, 1995                                           500,000       $    500      $     49,500        $         -
Common shares issued in connection with
     acquisition of patents                                   500,000            500            49,500                  -
Net loss for the period from inception to
     December 31, 1995                                              -              -                 -            (50,000)
                                                        --------------   ------------   ---------------   ----------------

Balance, December 31, 1995                                  1,000,000          1,000            99,000            (50,000)

Common shares paid to consultant by stockholder                     -              -            25,000                  -
Net loss for the year ended December 31, 1996                       -              -                 -            (24,744)
                                                        --------------   ------------   ---------------   ----------------

Balance, December 31, 1996                                  1,000,000          1,000           124,000            (74,744)

Common shares issued in a private placement
     at $.10 per share                                      1,000,000          1,000            99,000                  -
Common shares issued in connection with
     professional services rendered                            30,000             30             2,970                  -
Common shares issued in connection with
     employment services                                      500,000            500            49,500                  -
Net loss for the year ended December 31, 1997                       -              -                 -           (261,479)
                                                        --------------   ------------   ---------------   ----------------

Balance, December 31, 1997                                  2,530,000          2,530           275,470           (336,223)

Common shares issued in connection with private
     placement at $1.00 per share, less costs of $50,000      830,000            830           779,170                  -
Common shares issued in connection with
     conversion of loans payable at $1.00 per share           110,000            110           109,890                  -
Common shares issued in connection with
     services rendered                                         12,500             13            17,258                  -
Net loss for the period from January 1, 1998
     to July 31, 1998                                               -              -                 -           (413,706)
                                                        --------------   ------------   ---------------   ----------------

Balance, July 31, 1998                                      3,482,500          3,483         1,181,788           (749,929)

Common shares issued in connection with private
     placement at $1.00 per share                              70,000             70            69,850                  -
Common shares issued in connection with private
     placement at $3 per share in April 1999, less
     costs of issuance of $10,000                              20,000             20            49,980                  -
Common shares issued in connection with
     employment agreements                                     50,000             50           149,950                  -
Common shares and warrants issued for
     services rendered                                        614,583            615         2,133,217                  -
Warrants granted for services rendered and
     to be rendered                                                 -              -         1,182,500                  -
Amortization of unearned compensation                               -              -                 -                  -
Net loss for the year ended July 31, 1999                           -              -                 -         (2,114,984)
                                                        --------------   ------------   ---------------   ----------------

Balance, July 31, 1999                                      4,237,083          4,238         4,767,285         (2,864,913)

Common shares issued in connection with exercise
     of warrants at $.01                                      500,000            500             4,500                  -
Common shares issued in exchange for services
     and exercise of warrant                                  500,000            500           109,500                  -
Common shares issued for services                           1,645,833          1,646         1,697,654                  -
Amortization of unearned compensation                               -              -                 -                  -
Net loss for the year ended July 31, 2000                           -              -                 -         (3,788,620)
                                                        --------------   ------------   ---------------   ----------------

Balance, July 31, 2000                                      6,882,916          6,884         6,578,939         (6,653,533)

Common shares and warrants issued for services
     rendered                                                 970,833            971         1,085,223                  -
Amortization of unearned compensation                               -              -                 -                  -
Net loss                                                            -              -                 -         (2,421,632)
                                                        --------------   ------------   ---------------   ----------------

Balance, July 31, 2001                                      7,853,749          7,855         7,664,162         (9,075,165)

Common shares issued for services rendered
     (unaudited)                                               93,750             93           449,376                  -
Common shares issued as extinguishment of liability         1,175,000          1,175           318,200                  -
Amortization of deferred compensation                               -              -                 -                  -
Net loss for the period (unaudited)                                 -              -                 -           (756,996)
                                                        --------------   ------------   ---------------   ----------------

Balance, January 31, 2002 (Unaudited)                       9,122,499       $  9,123      $  8,431,738        $(9,832,161)
                                                        ==============   ============   ===============   ================


                                                             Unearned
                                                            Compensation        Total
                                                          ---------------   ---------------
Common shares issued in connection with service
     rendered in the formation of the company on
     August 2, 1995                                         $          -       $    50,000
Common shares issued in connection with
     acquisition of patents                                            -            50,000
Net loss for the period from inception to
     December 31, 1995                                                 -           (50,000)
                                                          ---------------   ---------------

Balance, December 31, 1995                                             -            50,000

Common shares paid to consultant by stockholder                        -            25,000
Net loss for the year ended December 31, 1996                          -           (24,744)
                                                          ---------------   ---------------

Balance, December 31, 1996                                             -            50,256

Common shares issued in a private placement
     at $.10 per share                                                 -           100,000
Common shares issued in connection with
     professional services rendered                                    -             3,000
Common shares issued in connection with
     employment services                                               -            50,000
Net loss for the year ended December 31, 1997                          -          (261,479)
                                                          ---------------   ---------------

Balance, December 31, 1997                                             -           (58,223)

Common shares issued in connection with private
     placement at $1.00 per share, less costs of $50,000               -           780,000
Common shares issued in connection with
     conversion of loans payable at $1.00 per share                    -           110,000
Common shares issued in connection with
     services rendered                                                 -            17,271
Net loss for the period from January 1, 1998
     to July 31, 1998                                                  -          (413,706)
                                                          ---------------   ---------------

Balance, July 31, 1998                                                 -           435,342

Common shares issued in connection with private
     placement at $1.00 per share                                      -            69,920
Common shares issued in connection with private
     placement at $3 per share in April 1999, less
     costs of issuance of $10,000                                      -            50,000
Common shares issued in connection with
     employment agreements                                             -           150,000
Common shares and warrants issued for
     services rendered                                        (1,187,500)          946,332
Warrants granted for services rendered and
     to be rendered                                           (1,182,500)                -
Amortization of unearned compensation                            132,000           132,000
Net loss for the year ended July 31, 1999                              -        (2,114,984)
                                                          ---------------   ---------------

Balance, July 31, 1999                                        (2,238,000)         (331,390)

Common shares issued in connection with exercise
     of warrants at $.01                                               -             5,000
Common shares issued in exchange for services
     and exercise of warrant                                     (55,000)           55,000
Common shares issued for services                                      -         1,699,300
Amortization of unearned compensation                          1,584,000         1,584,000
Net loss for the year ended July 31, 2000                              -        (3,788,620)
                                                          ---------------   ---------------

Balance, July 31, 2000                                          (709,000)         (776,710)

Common shares and warrants issued for services
     rendered                                                          -         1,086,194
Amortization of unearned compensation                            709,000           709,000
Net loss                                                               -        (2,421,632)
                                                          ---------------   ---------------

Balance, July 31, 2001                                                 -        (1,403,148)

Common shares issued for services rendered
     (unaudited)                                                       -           449,469
Common shares issued as extinguishment of liabilities            (52,500)          266,875
Amortization of deferred compensation                             13,125            13,125
Net loss for the period (unaudited)                                    -          (756,996)
                                                          ---------------   ---------------

Balance, January 31, 2002 (Unaudited)                       $    (39,375)      $(1,430,675)
                                                          ===============   ===============

                See accompanying notes to financial statements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                 For the
                                                                                    For the                    Period From
                                                                               Six Months Ended              August 2, 1995
                                                                                  January 31,                  (Inception)
                                                                       ---------------------------------         Through
                                                                            2002              2001          January 31, 2002
                                                                       ---------------  ----------------   -------------------
                                                                                  (Unaudited)                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                             $    (756,996)   $   (1,423,224)       $  (9,832,161)
                                                                         -------------    --------------        -------------
    Adjustments to reconcile net loss to net cash used by
      operating activities:
          Common shares and warrants issued in
              exchange for services                                            462,594         1,372,800            7,236,566
          Depreciation                                                              -                852               67,843
          Amortization                                                              -                 -               100,000
          Changes in assets and liabilities:
              Increase in other assets                                              -               (550)                (550)
              Accounts payable and accrued expenses                            242,782            17,193            1,063,849
                                                                         -------------    --------------        -------------

              Total adjustments                                                705,376         1,390,295            8,467,708
                                                                         -------------    --------------        -------------

              Net cash used by operating activities                            (51,620)          (32,929)          (1,364,453)
                                                                         -------------    --------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                             -                 -               (17,843)
    Additions to intangible assets                                                  -                 -              (100,000)
                                                                         -------------    --------------        -------------

              Net cash used by investing activities                                 -                 -              (117,843)
                                                                         -------------    --------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in cash overdraft                                                      -              7,946                   -
    Net proceeds from issuance of common stock                                      -                 -             1,114,920
    Proceeds from notes and loans payable                                       53,860            24,479              369,616
                                                                         -------------    --------------        -------------

              Net cash provided by financing activities                         53,860            32,425            1,484,536
                                                                         -------------    --------------        -------------

NET INCREASE (DECREASE) IN CASH                                                  2,240              (504)               2,240

CASH, beginning of period                                                           -                689                   -
                                                                         -------------    --------------        -------------

CASH, end of period                                                      $       2,240    $          185        $      2,240
                                                                         =============    ==============        ============

                       SUPPLEMENTAL CASH FLOW INFORMATION

Noncash investing and financing activities:

    Conversion of notes payable into common stock                        $          -     $           -         $    110,000
                                                                         =============    ==============        ============
    Liability to issue common shares in return
       for services                                                      $          -     $       56,500        $    266,875
                                                                         =============    ==============        ============
    Issuance of shares to extinguish liabilities
       to officers/directors                                             $     266,875    $           -         $    266,875
                                                                         =============    ==============        ============


                See accompanying notes to financial statements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

           FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
       AND THE PERIOD AUGUST 2, 1995 (INCEPTION) THROUGH JANUARY 31, 2002
                                   (UNAUDITED)


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

       Through January 31, 2001, the Company has accumulated net losses of approximately $9,832,000 from operations since its inception. As of January 31, 2002, the Company had a stockholders' deficit of approximately $1,738,000, and its current liabilities exceeded its current assets by approximately $1,431,225. These factors, as well as the fact that the Company has not yet achieved commercial acceptance of its proprietary technology, raise substantial doubt about the Company's ability to continue as a going concern.

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

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

          FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
       AND THE PERIOD AUGUST 2, 1995 (INCEPTION) THROUGH JANUARY 31, 2002
                                   (UNAUDITED)


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

       Software revenues are recognized using the separate element method of accounting pursuant to SOP 97-2, "Software Revenue Recognition", as amended. Vendor specific objective evidence of the fair value of the elements contained in agreements is based on price of the element when sold separately. For post-contract customer support the fair value is based on the price determined by management having the relevant authority. Post contract support services are recognized over the support period. In accordance with SAB 101 and SOP 97-2, if products (including docking stations), services and maintenance are bundled in a single contract, revenue will generally be recognized once all elements of the contract have been completed. Maintenance revenues will be recognized over the contract service period.

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

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

          FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
       AND THE PERIOD AUGUST 2, 1995 (INCEPTION) THROUGH JANUARY 31, 2002
                                   (UNAUDITED)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying value of cash and accounts payable approximates fair value due to the short-term maturity of these items. The carrying amount of the loans payable- stockholders approximates its fair value based on currently available terms and conditions for similar debt.

       PATENTS

       Patents are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the patents, five years. The patents are fully amortized as of January 31, 2002.

       RESEARCH AND DEVELOPMENT COSTS

       Research and development costs are expensed as incurred.

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

       EARNINGS (LOSS) PER SHARE

       Basic earnings (loss) per share is calculated by dividing the net loss for the year by the average number of common shares outstanding during the year. Diluted earnings per share is calculated by adjusting outstanding shares, assuming the conversion of all potentially dilutive securities. For each period presented, the effect of such assumed conversions was anti-dilutive. Shares issuable pursuant employment and other agreements are not considered outstanding until actually issued. Potentially dilutive securities at January 31, 2002 and 2001 consist of the following:

                                                  2002                2001
                                              -------------     ---------------

       Warrants                                     750,000             750,000
       Restricted common stock                      250,000             437,500
                                              -------------     ---------------

           Total                                  1,000,000           1,187,500
                                              =============     ===============

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

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

          FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
       AND THE PERIOD AUGUST 2, 1995 (INCEPTION) THROUGH JANUARY 31, 2002
                                   (UNAUDITED)



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       INTERIM FINANCIAL STATEMENTS

       The unaudited interim financial statements for the six months ended January 31, 2002 and 2001 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. Results of operations for the six months ended January 31, 2002 are not necessarily indicative of the results to be expected for the year ending July 31, 2002.

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

       In June 2001, the Company entered into a consulting agreement with a former president of the Company whereby the consultant is to receive $150,000 per year for five years.

       During the six months ended January 31, 2002, we accrued $40,000 for expenses to be repaid to our president.

3.     OTHER LIABILITIES

       Other liabilities in the amount of $266,875 at July 31, 2001, which represented the fair value of common shares to be issued in connection with certain employment agreements entered into in November 2000 and 1999 for which compensation expense has been recognized in the financial statements, were satisfied by the issuance of the related shares in August 2001.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

          FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
       AND THE PERIOD AUGUST 2, 1995 (INCEPTION) THROUGH JANUARY 31, 2002
                                   (UNAUDITED)



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

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

          FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
       AND THE PERIOD AUGUST 2, 1995 (INCEPTION) THROUGH JANUARY 31, 2002
                                   (UNAUDITED)



4.     STOCKHOLDERS' DEFICIT (CONTINUED)

       Common Stock Issuances (Continued)

       In June 1999, the Company issued 500,000 shares to a consultant pursuant to an arrangement whereby the consultant agreed to provide services to the Company over an eighteen-month period. In addition, the consultant received warrants to acquire 500,000 shares of common stock, exercisable at $.01 per share. The shares and warrants were fully vested and non-forfeitable when issued. Compensation expense related to the agreement in the aggregate amount of $2,370,000 is recognized over the term of the agreement in the financial statements. The fair value of the shares issued and warrants granted were based on the fair value of each equity instrument at the time that the agreement was executed. The warrants were exercised and the shares issued in March 2000. The warrants were valued pursuant to the Black-Scholes Option Pricing Model utilizing the assumptions below. Compensation is reflected as the sole component of the public relations fee in the accompanying financial statements.

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

       In February 2000, the Company issued 250,000 shares to a consultant who entered into an agreement to provide professional services to the Company for a one-year period. The shares and warrants were fully vested and non forfeitable when issued. Additionally, the consultant received and exercised a warrant to acquire 250,000 shares at $.01 per share. These equity instruments were valued at their fair value of $110,000 and compensation was amortized over the one year term of the agreement. Compensation recorded pursuant to this agreement was $55,000 during the six months ended January 31, 2001. Fair value of the warrants was determined in accordance with the Black-Scholes Option Pricing Model.

       Restricted Stock Agreements

       In May 1999, the Company agreed to issue an aggregate of 750,000 shares of common stock to an employee and member of the Board of Directors over the term of a four-year employment agreement. Accordingly, twenty-five percent of the shares vest each year over the four-year term of the agreement. The value of the grant is $2,718,750 based on the fair value of the shares to be issued at the grant's measurement date. During the six months ended January 31, 2002 and 2001, the Company issued 93,750 shares and recognized compensation expense of approximately $340,000 in each period. During the three months ended January 31, 2002 and 2001, compensation expense recorded was approximately $170,000 in each period. The financial statements for 2000 and 1999 reflect the issuance of 187,500 and 31,250 shares, respectively, and compensation expense of $679,300 and $113,000, respectively.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

          FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
       AND THE PERIOD AUGUST 2, 1995 (INCEPTION) THROUGH JANUARY 31, 2002
                                   (UNAUDITED)


4.     STOCKHOLDERS' DEFICIT (CONTINUED)

       Restricted Stock Agreements (Continued)

       In June 1999, the Company agreed to issue 250,000 shares and warrants to acquire 750,000 shares to a law firm for services rendered and to be rendered pursuant to an agreement dated in June 1999 with a three-year term retroactive to August 1998. The shares and warrants were issuable ratably over the three year term of the agreement. Compensation pursuant to the agreement is determined based on the fair value of the equity securities issued at the time that the services were rendered (quarterly). The warrants were exercisable until August 2001. In February 2002, the Company's Board of Directors agreed to extend the exercise period of the warrants to August 2006. Legal fees recorded pursuant to this agreement were $82,500 and $45,500 during the six months ended January 31, 2002 and 2001, and $82,500, and $22,750 for the three months ended January 31, 2002 and 2001. The warrants have been valued pursuant to the Black-Scholes Option Pricing Model when granted utilizing the assumptions described below. There were -0- and 41,667 common shares, and warrants to acquire 750,000 and 125,000 shares, earned in the six months ended January 31, 2002 and 2001, respectively, pursuant to this arrangement.

       In November 1999, the Company entered into the following arrangements:

          (a) 1,075,000 shares were issued to David Grossman for services provided as follows:

               1) 75,000 for his services as president of the Company from June 1999 to October 1999,

               2) 400,000 shares as compensation for services of president of the Company for the period November 1, 1999 through October 31, 2000 and,

               3) 600,000 shares for legal services rendered subsequent to October 31, 2000. Shares issued under this agreement were valued (and compensation recorded) as the services were rendered. For the three and six months ended January 31, 2001, Mr. Grossman earned 420,000 shares (valued at $172,000) pursuant to the agreement.

               As of January 31, 2002, a total of 1,075,000 shares had been earned and issued under the arrangements with Mr. Grossman. In addition to the legal fees referred to above, Mr. Grossman earned compensation of $56,000 and $0 during the six months and three months ended January 31, 2001, respectively, under the arrangements referred to in (a)(1) and (a)(2) above as president of the Company. No compensation was earned by Mr. Grossman in the six months ended January 31, 2002.

          (b) An aggregate of 425,000 shares of common stock were issued in August 2001 to three directors/ employees as compensation, in lieu of cash, for services rendered through November 2000 and 2001. An aggregate of $238,000 was recorded as compensation under these arrangements. During the six months ended January 31, 2002 and 2001, respectively, $24,500 and $60,500 was recorded as compensation.



       During November 2000, the Company agreed to issue a total of 750,000 shares to two employee/directors as compensation, in lieu of cash, for services to be provided to the Company over 24 months. The aggregate fair value of the shares granted was $105,000 which will be recognized as compensation expense over the terms of the agreements. During the six months ended January 31, 2002 and 2001, the Company recorded compensation of $26,250 and $9,000, respectively, under these agreements. The shares were issued in August 2001.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

          FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
       AND THE PERIOD AUGUST 2, 1995 (INCEPTION) THROUGH JANUARY 31, 2002
                                   (UNAUDITED)



4.     STOCKHOLDERS' DEFICIT (CONTINUED)

       Restricted Stock Agreements (Continued)

       The following summarizes shares issued during the six months ended January 31, 2002 and 2001:

                                                                       Six Months Ended
                                                                   2002                2001
                                                              --------------     -------------
       Shares issued to former president
          for services                                                    -            100,000
       Shares issued to legal counsel for
          services                                                        -            461,668
       Shares issued to director for
          services                                                    93,750            93,750
       Shares issued to president for
          services                                                        -             42,000
       Shares issued to secretary/
          treasurer for services                                          -             21,000
       Shares issued to officers/directors
          pursuant to contract                                     1,175,000                -
                                                               -------------     -------------

              Total                                                1,268,750           718,418
                                                               =============     =============

       Based upon the agreements in force at January 31, 2002, it is anticipated that common shares will be released from contractual restrictions and issued over the next three years, as follows:

                                                                            Number of
                                                                          Shares To Be
                                                                          Released From
                                                                           Contractual
              Year Ending July 31,                                        Restrictions
              --------------------                                        ------------
                      2002 (Balance of the Year)                               93,750
                      2003                                                    187,500
                      2004                                                      6,250
                                                                          -----------

                                                                              287,500
                                                                          ===========

       As of January 31, 2002, the value of the unvested commons shares issuable pursuant to these agreements was approximately $1,043,000.

       The above does not include 750,000 shares which are issuable pursuant to warrants issued in connection with an agreement with outside counsel for legal services rendered and to be rendered.

       During the six months ended January 31, 2002 and 2001, the weighted average fair value at the date of grant of equity instruments earned during each period was $.43 per share and $.88 per share, respectively.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

          FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
       AND THE PERIOD AUGUST 2, 1995 (INCEPTION) THROUGH JANUARY 31, 2002
                                   (UNAUDITED)



4.     STOCKHOLDERS' DEFICIT (CONTINUED)

       Restricted Stock Agreements (Continued)

       The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Pricing Model. The following assumptions were made in estimating fair value:

                                                    2002             2001
                                                 -----------      -----------

              Dividend yield                         0%               0%
              Risk-free interest rate               5.00%            6.00%
              Estimated life of warrants           2 Years          2 Years
              Estimated volatility                  312%             300%

       Warrants

       In connection with a professional service contract entered into during June 1999 with corporate counsel, the Company issued warrants enabling the holder to acquire 750,000 common shares. The warrants were exercisable at $.10 per share until August 2001. In 2002, the agreement was amended and the exercise period was extended until August 2006.

5.     INCOME TAXES

       At July 31, 2001, the Company has net operating loss carryforwards for tax purposes of approximately $9,075,000, which expire through the year 2021. The Company has fully reserved the tax benefit of the operating loss carryforwards (approximately $3,600,000) because management could not conclude that realization or such benefits was more likely than not. Furthermore, the Internal Revenue Code contains provisions which may limit the loss carryforwards available if significant changes in stockholder ownership of the Company occur. The estimated tax benefit of the operating loss is the only temporary difference. As a result of the Company's losses for all periods presented, there are no current or deferred tax provisions needed for any of the periods.

       For the six months ended January 31, 2002 and 2001, the valuation allowance was increased by approximately $300,000 and $117,000, respectively, to fully reserve the potential tax benefits resulting from those years' net operating losses. Net operating losses expire as follows:

              Year Ending July 31,
              --------------------
                      2015                              $         50,000
                      2016                                        25,000
                      2017                                       261,000
                      2018                                       414,000
                      2019                                     2,115,000
                      2020                                     3,789,000
                      2021                                     2,421,000
                                                           -------------

                           Total                        $      9,075,000
                                                           =============

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

          FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
       AND THE PERIOD AUGUST 2, 1995 (INCEPTION) THROUGH JANUARY 31, 2002
                                   (UNAUDITED)


5.     INCOME TAXES (CONTINUED)

       A reconciliation of the income tax benefit at the statutory rate to the Company's effective rate is as follows:

                                                                         (Unaudited)
                                        ------------------------------------------------------------------------------
                                                   Six Months Ended                      Three Months Ended
                                                      January 31,                            January 31,
                                        -------------------------------------   --------------------------------------
                                               2002                2001               2002                2001
                                        ------------------  -----------------   -----------------  -------------------
       Computed at the expected
         statutory rate                   $       (257,000)   $      (483,900)    $      (100,000)   $       (231,400)

       State income tax benefit,
         net of federal tax                        (42,500)           (85,400)            (16,500)            (40,800)

       Increase in valuation
         allowance                                 299,500            569,300             116,500             272,200
                                            --------------      -------------       -------------       -------------
       Income tax benefit per
         financial statements             $             -     $            -      $            -     $             -
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

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

          FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
       AND THE PERIOD AUGUST 2, 1995 (INCEPTION) THROUGH JANUARY 31, 2002
                                   (UNAUDITED)



7.     RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

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

                                                                                             August 2, 1995 (Inception)
                                                        Year Ended December 31,                 Through December 31,
                                                        1997                1996                1997                1995
                                                  ------------------  -----------------   -----------------  -----------------
           Net loss as originally reported        $       (304,289)   $           256     $      (304,033)   $             -

           Correction of errors                             42,810            (25,000)            (32,190)            (50,000)
                                                    --------------      -------------       -------------       -------------

           Net loss, as adjusted                  $       (261,479)   $       (24,744)    $      (336,223)   $        (50,000)
                                                    ==============      =============       =============       =============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

         The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto.

         Since inception, we have developed both hardware and software for the mobile computing market. To fund operations to date, we have relied upon private placements and have borrowed money from officers and consultants. Our accumulated net losses to date total approximately $9,832,161. The lack of funds to tool and build our docking station inventory has been detrimental to our growth and ability to generate income.

         To date our limited revenues were from sales associated with the beta testing of our products. We have not completed the tooling process required to begin our product manufacturing. We had and continue to have sales inquiries for our products. However, we have no backlog of orders at this time.

         During the next 12 months, we will require at least $100,000 to continue the operation of the business including sales and marketing as well as office space and general office expenses. In addition, we will need a cash infusion of a minimum of $1,000,000 to allow us to complete tooling and manufacture approximately 1,000 cradle units (the minimum order). We have no assurance that we will continue to be able to obtain any sort of financing on commercially acceptable terms, if at all.

         In their report dated January 28, 2002 in connection with their audits of our financial statements as of July 31, 2001, for the years ended July 31, 2001and 2000 and for the period August 2, 1995 (inception) through July 31,2001 our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern. Their opinion is based in part on our recurring losses from operations, negative working capital and stockholders' deficit.

                             SELECTED FINANCIAL DATA

         The following table sets forth summary historical financial data for the dates and periods indicated in the following table. The summary historical financial data for the six and three month periods ended January 31, 2002 and 2001, are derived from our financial statements appearing else where in this filing.


                                               SIX  MONTHS ENDED                        THREE MONTHS ENDED
                                               -----------------                        ------------------
                                         January 31, 2002   January 31, 2001  January 31, 2002      January 31, 2001
                                         ---------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net Revenue                                 $      --        $        --       $      --             $     --
Costs and expenses                            756,996          1,423,224         293,269              680,680
Net loss                                     (756,996)        (1,423,224)       (293,269)             680,680

Net loss per share                               (.09)              (.19)           (.03)                (.09)
Weighted average shares outstanding         8,700,624          7,409,646       8,795,000            7,541,760

BALANCE SHEET DATA:                  January 31, 2002           July 31, 2001
Working capital (deficit)            $(1,431,225)               $(1,136,823)
Property and equipment, net                   -0-                        -0-
Total assets                               2,790                        550
Total liabilities                      1,433,465                  1,403,698
Shareholders' deficit                 (1,430,675)                (1,403,148)

         Since we have not generated any significant revenues to date, we should be considered a development stage entity.

RESULTS OF OPERATIONS OF THE COMPANY

Three months ended January 31, 2002 compared to three months ended January 31, 2001

        We incurred losses of $293,269 and 680,680 for the three months ended January 31, 2002 and 2001, respectively. During the three month ended January 31,2002 period, we recorded stock based compensation for the shares issued to employees for their services rendered during the period of $186,547 and professional fees of $82,500. During the three months ended January 31, 2001, stock-based compensation for employee compensation, professional fees and consulting fees amounted to $133,500, $250,750 and $258,000, respectively. Other than the value of shares issued in the period for services, operating expenses amounted to approximately $107,000 and $38,400 for the three months ended January 31, 2002 and 2001, respectively. Payroll costs related to our stock based compensation ($64,000) and consulting fees were the significant increases between periods.

Six months ended January 31, 2002 compared to Six months ended January 31, 2001

         We incurred losses of $756,996 ($.09 per share) and $1,423,224 ($.19 per share) for the six months ended January 31,2002 and 2001respectively. Expenses related to stock based compensation for employee compensation, professional fees and consulting fees was $380,094, $82,500 and -0- for the six months ended January 31,2002 and was$408,500, $273,500 and $654,000,
respectively for the six months ended January 31, 2001. Other operating expenses were $294,402 and $87,224 for the six months ended January 31, 2002 and 2001, respectively. Payroll related costs associated with stock based compensation provided the majority of the increase between periods.

         We recorded no revenues for either period.

Liquidity and Capital Resources

         To date, our operations have been funded by the issuance of equity securities and convertible debt securities. We have compensated various suppliers, consultants and employees by issuing shares of stock in lieu of cash. In 2000 and 2001, FRF Holdings Corp., a holding company owned by Puritan Management Inc. an outside financial and public relations firm we had under contract and John Russell, our former president, advanced funds totaling $369,616 to us in the form of 12% interest bearing loans. FRF Holdings Corp. was granted a security interest in our five patents as collateral.

         In their report dated January 28, 2002 in connection with their audit of our financial statements as of July 31, 2002 the years ended July 31, 2001and 2000, and the period August 2, 1995 (inception) through July 31, 2001, our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern. At January 31, 2002, we had a working capital deficiency of $1,431,225. In addition, we are in need of financing to continue operations and begin manufacturing. We will require at least $100,000 to fund operations for the next twelve months, exclusive of any cash requirements for manufacturing. In addition, we will require a cash infusion of at least $1,000,000 to complete tooling and manufacture 1,000 docking station units (the minimum order). We currently are seeking to raise funds through the public markets. However, we have no assurance that we will be able to procure financing on commercially acceptable terms, if at all. If we are not able to procure any financing, we may have to curtail operations.

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

                                         WORLD CYBERLINKS CORP.
                                         ----------------------
                                              (Registrant)



Date: May 14, 2002                   ___________________________________
                                         Michael Tobin, President & Director