Form 10QSB
period 2002-04-30
WORLD CYBERLINKS CORP
filed 2002-06-14
CIK 1042529

FORM 10-QSB

                                  UNITED STATES
                       SECURIITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 x    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---   OF 1934
                 For the quarterly period ended April 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes x   No

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

             9,169,374 shares of common stock as of April 30th, 2002


Transitional Small Business Disclosure Format (Check one):     Yes       No  x

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

           FOR THE NINE AND THREE MONTHS ENDED APRIL 30, 2002 AND 2001
                                       AND
                    THE CUMULATIVE PERIOD FROM AUGUST 2, 1995
                          (INCEPTION) TO APRIL 30, 2002

                                    CONTENTS




                                                                     Page

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

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS


                                     ASSETS

                                                                                      April 30,             July 31,
                                                                                  -----------------     -----------------
                                                                                        2002                  2001
                                                                                  -----------------     -----------------
                                                                                     (Unaudited)
CURRENT ASSETS
     Cash                                                                         $             210     $               -

OTHER ASSETS
     Security deposit                                                                           605                   550
                                                                                    ---------------       ---------------

              TOTAL ASSETS                                                        $             815     $             550
                                                                                    ===============       ===============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT



CURRENT LIABILITIES
     Accounts payable and accrued expenses                                        $       1,187,593     $         821,067
     Loans payable - stockholders (Note 2)                                                  409,626               315,756
                                                                                    ---------------       ---------------

              Total Current Liabilities                                                   1,597,219             1,136,823
                                                                                    ---------------       ---------------

OTHER LIABILITIES (Notes 3 and 4)                                                                -                266,875
                                                                                    ---------------       ---------------

COMMITMENTS AND CONTINGENCIES  (Note 6)

STOCKHOLDERS' DEFICIT (Note 4)
     Common stock - $.001 par value; authorized 20,000,000
         shares; issued and outstanding 9,169,374 and
         7,853,749 shares                                                                     9,170                 7,855
     Additional paid-in capital                                                           8,601,613             7,664,162
     Deficit accumulated during the development stage                                   (10,172,187)           (9,075,165)
     Deferred compensation                                                                  (35,000)                   -
                                                                                    ---------------       ---------------

              Total Stockholders' Deficit                                                (1,596,404)           (1,403,148)
                                                                                    ---------------       ---------------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                 DEFICIT                                                          $             815     $             550
                                                                                    ===============       ===============

                See accompanying notes to financial statements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                         For The
                                                                                                                       Period From
                                                    Nine Months Ended                  Three Months Ended            August 2, 1995
                                                        April 30,                           April 30,                  (Inception)
                                            ---------------------------------  ---------------------------------         Through
                                                 2002              2001              2002             2001           April 30, 2002
                                            ---------------  ----------------  ----------------  ---------------     --------------
                                                       (Unaudited)                         (Unaudited)                 (Unaudited)
Net revenue                                 $            -   $             -   $             -     $          -      $      36,059
Cost of sales                                            -                 -                 -                -             16,496
                                              -------------    --------------    --------------    -------------     -------------

       Gross profit                                      -                 -                 -                -             19,563
                                              -------------    --------------    --------------    -------------     -------------

Operating Expenses
    Marketing and advertising                            -                 -                 -                -            380,645
    Research and development                             -                 -                 -                -            317,077
    General and administrative                      967,229         1,031,253           320,352          578,388         5,032,687
    Professional fees                               129,793           420,179            19,674          104,672         2,023,497
    Public relations fees                                -            654,000                -                -          2,370,000
    Depreciation                                         -              6,828                -             5,976            67,844
                                              -------------    --------------    --------------    -------------     -------------

       Total operating expenses                   1,097,022         2,112,260           340,026          689,036        10,191,750
                                              -------------    --------------    --------------    -------------     -------------

       Loss before income taxes                  (1,097,022)       (2,112,260)         (340,026)        (689,036)      (10,172,187)

Income taxes                                             -                 -                 -                -                 -
                                              -------------    --------------    --------------    -------------     -------------

       Net loss                             $    (1,097,022) $     (2,112,260) $       (340,026)   $    (689,036)    $ (10,172,187)
                                              =============    ==============    ==============    =============     =============

Basic and diluted loss per common share     $          (.13) $           (.29) $           (.04)   $        (.09)
                                              =============    ==============    ==============    =============

Weighted average number of common shares
    used in computation                           8,511,562         7,334,478         9,145,936        7,662,500
                                              =============    ==============    ==============    =============

                See accompanying notes to financial statements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                              Deficit
                                                                                                            Accumulated
                                                                  Common Stock           Additional        During the
                                                        -----------------------------      Paid-In          Development
                                                           Shares          Amount          Capital             Stage
                                                        --------------   ------------   ---------------   ----------------
Common shares issued in connection with service
     rendered in the formation of the company on
     August 2, 1995                                           500,000          $ 500          $ 49,500                $ -
Common shares issued in connection with
     acquisition of patents                                   500,000            500            49,500                  -
Net loss for the period from inception to
     December 31, 1995                                              -              -                 -            (50,000)
                                                        --------------   ------------   ---------------   ----------------

Balance, December 31, 1995                                  1,000,000          1,000            99,000            (50,000)

Common shares paid to consultant by stockholder                     -              -            25,000                  -
Net loss for the year ended December 31, 1996                       -              -                 -            (24,744)
                                                        --------------   ------------   ---------------   ----------------

Balance, December 31, 1996                                  1,000,000          1,000           124,000            (74,744)

Common shares issued in a private placement
     at $.10 per share                                      1,000,000          1,000            99,000                  -
Common shares issued in connection with
     professional services rendered                            30,000             30             2,970                  -
Common shares issued in connection with
     employment services                                      500,000            500            49,500                  -
Net loss for the year ended December 31, 1997                       -              -                 -           (261,479)
                                                        --------------   ------------   ---------------   ----------------

Balance, December 31, 1997                                  2,530,000          2,530           275,470           (336,223)

Common shares issued in connection with private
     placement at $1.00 per share, less costs of $50,000      830,000            830           779,170                  -
Common shares issued in connection with
     conversion of loans payable at $1.00 per share           110,000            110           109,890                  -
Common shares issued in connection with
     services rendered                                         12,500             13            17,258                  -
Net loss for the period from January 1, 1998
     to July 31, 1998                                               -              -                 -           (413,706)
                                                        --------------   ------------   ---------------   ----------------

Balance, July 31, 1998                                      3,482,500          3,483         1,181,788           (749,929)

Common shares issued in connection with private
     placement at $1.00 per share                              70,000             70            69,850                  -
Common shares issued in connection with private
     placement at $3 per share in April 1999, less
     costs of issuance of $10,000                              20,000             20            49,980                  -
Common shares issued in connection with
     employment agreements                                     50,000             50           149,950                  -
Common shares and warrants issued for
     services rendered                                        614,583            615         2,133,217                  -
Warrants granted for services rendered and
     to be rendered                                                 -              -         1,182,500                  -
Amortization of unearned compensation                               -              -                 -                  -
Net loss for the year ended July 31, 1999                           -              -                 -         (2,114,984)
                                                        --------------   ------------   ---------------   ----------------

Balance, July 31, 1999                                      4,237,083          4,238         4,767,285         (2,864,913)

Common shares issued in connection with exercise
     of warrants at $.01                                      500,000            500             4,500                  -
Common shares issued in exchange for services
     and exercise of warrant                                  500,000            500           109,500                  -
Common shares issued for services                           1,645,833          1,646         1,697,654                  -
Amortization of unearned compensation                               -              -                 -                  -
Net loss for the year ended July 31, 2000                           -              -                 -         (3,788,620)
                                                        --------------   ------------   ---------------   ----------------

Balance, July 31, 2000                                      6,882,976          6,884         6,578,939         (6,653,533)

Common shares and warrants issued for services
     rendered (unaudited)                                     970,833            971         1,085,223                  -
Amortization of unearned compensation                               -              -                 -                  -
Net loss                                                            -              -                 -         (2,421,632)
                                                        --------------   ------------   ---------------   ----------------

Balance, July 31, 2001                                      7,853,749          7,855         7,664,162         (9,075,165)

Common shares and warrants issued for services
     rendered (unaudited)                                     140,625            140           619,251                  -

Common shares issued in connection with payment
     of liabilities (unaudited)                             1,175,000          1,175           318,200                  -


Amortization of deferred compensation (unaudited)                   -              -                 -                  -

Net loss for the period (unaudited)                                 -              -                 -         (1,097,022)
                                                        --------------   ------------   ---------------   ----------------

Balance, April 30, 2002 (Unaudited)                         9,169,374         $9,170       $  8,601,613     $ (10,172,187)
                                                        ==============   ============   ===============   ================






                                                           Deferred
                                                          Compensation        Total
                                                        ---------------   ---------------
Common shares issued in connection with service
     rendered in the formation of the company on
     August 2, 1995                                                $ -          $ 50,000
Common shares issued in connection with
     acquisition of patents                                          -            50,000
Net loss for the period from inception to
     December 31, 1995                                               -           (50,000)
                                                        ---------------   ---------------

Balance, December 31, 1995                                           -            50,000

Common shares paid to consultant by stockholder                      -            25,000
Net loss for the year ended December 31, 1996                        -           (24,744)
                                                        ---------------   ---------------

Balance, December 31, 1996                                           -            50,256

Common shares issued in a private placement
     at $.10 per share                                               -           100,000
Common shares issued in connection with
     professional services rendered                                  -             3,000
Common shares issued in connection with
     employment services                                             -            50,000
Net loss for the year ended December 31, 1997                        -          (261,479)
                                                        ---------------   ---------------

Balance, December 31, 1997                                           -           (58,223)

Common shares issued in connection with private
     placement at $1.00 per share, less costs of $50,000             -           780,000
Common shares issued in connection with
     conversion of loans payable at $1.00 per share                  -           110,000
Common shares issued in connection with
     services rendered                                               -            17,271
Net loss for the period from January 1, 1998
     to July 31, 1998                                                -          (413,706)
                                                        ---------------   ---------------

Balance, July 31, 1998                                               -           435,342

Common shares issued in connection with private
     placement at $1.00 per share                                    -            69,920
Common shares issued in connection with private
     placement at $3 per share in April 1999, less
     costs of issuance of $10,000                                    -            50,000
Common shares issued in connection with
     employment agreements                                           -           150,000
Common shares and warrants issued for
     services rendered                                      (1,187,500)          946,332
Warrants granted for services rendered and
     to be rendered                                         (1,182,500)                -
Amortization of unearned compensation                          132,000           132,000
Net loss for the year ended July 31, 1999                            -        (2,114,984)
                                                        ---------------   ---------------

Balance, July 31, 1999                                      (2,238,000)         (331,390)

Common shares issued in connection with exercise
     of warrants at $.01                                             -             5,000
Common shares issued in exchange for services
     and exercise of warrant                                   (55,000)           55,000
Common shares issued for services                                    -         1,699,300
Amortization of unearned compensation                        1,584,000         1,584,000
Net loss for the year ended July 31, 2000                            -        (3,788,620)
                                                        ---------------   ---------------

Balance, July 31, 2000                                        (709,000)         (776,710)

Common shares and warrants issued for services
     rendered (unaudited)                                            -         1,086,194
Amortization of unearned compensation                          709,000           709,000
Net loss                                                             -        (2,421,632)
                                                        ---------------   ---------------

Balance, July 31, 2001                                               -        (1,403,148)

Common shares and warrants issued for services
     rendered (unaudited)                                            -           619,391

Common shares issued in connection with payment
     of liabilities (unaudited)                                (52,500)          266,875

Amortization of deferred compensation (unaudited)               17,500            17,500

Net loss for the period (unaudited)                                  -        (1,097,022)
                                                        ---------------   ---------------

Balance, April 30, 2002 (Unaudited)                           $(35,000)    $  (1,596,404)
                                                        ===============   ===============

                See accompanying notes to financial statements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                  For The
                                                                                    For the                     Period From
                                                                               Nine Months Ended               August 2, 1995
                                                                                   April 30,                    (Inception)
                                                                       ---------------------------------           Through
                                                                            2002              2001             April 30, 2002
                                                                       ---------------  ----------------      -----------------
                                                                                  (Unaudited)                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                           $    (1,097,022) $     (2,112,260)     $   (10,172,187)
                                                                         -------------    --------------        -------------
    Adjustments to reconcile net loss to net cash
       used by operating activities:
          Common shares and warrants issued in
              exchange for services                                            636,891         1,692,322            7,410,863
          Depreciation                                                              -              6,828               67,843
          Amortization                                                              -                 -               100,000
          Changes in assets and liabilities:
              Increase in other assets                                             (55)             (550)                (605)
              Accounts payable and accrued expenses                            366,526           367,179            1,187,593
                                                                         -------------    --------------        -------------

              Total adjustments                                              1,003,362         2,065,779            8,765,694
                                                                         -------------    --------------        -------------

              Net cash used by operating activities                            (93,660)          (46,481)          (1,406,493)
                                                                         -------------    --------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                             -                 -               (17,843)
    Additions to intangible assets                                                  -                 -              (100,000)
                                                                         -------------    --------------        -------------

              Net cash used by investing activities                                 -                 -              (117,843)
                                                                         -------------    --------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from issuance of common stock                                      -                 -             1,114,920
    Proceeds from notes and loans payable                                       93,870            46,279              409,626
                                                                         -------------    --------------        -------------

              Net cash provided by financing activities                         93,870            46,279            1,524,546
                                                                         -------------    --------------        -------------

NET INCREASE (DECREASE) IN CASH                                                    210              (202)                 210

CASH, beginning of period                                                           -                689                   -
                                                                         -------------    --------------        -------------

CASH, end of period                                                    $           210  $            487      $           210
                                                                         =============    ==============        =============


                       SUPPLEMENTAL CASH FLOW INFORMATION


Noncash investing and financing activities:

    Conversion of notes payable into common stock                      $            -   $             -       $       110,000
                                                                         =============    ==============        =============
    Liability to issue common shares in return
       for services                                                    $            -   $         56,500      $       266,875
                                                                         =============    ==============        =============

    Issuance of shares as payment of amounts due
       pursuant to employment agreements                               $       266,875  $             -       $       266,875
                                                                         =============    ==============        =============

                See accompanying notes to financial statements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

           FOR THE NINE AND THREE MONTHS ENDED APRIL 30, 2002 AND 2001 AND THE PERIOD AUGUST 2, 1995 (INCEPTION) TO APRIL 30, 2002
                                   (UNAUDITED)

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

       Through April 30, 2002, we have incurred cumulative net losses of approximately $10,172,200 from operations since inception. As of April 30, 2002, the Company had a stockholders' deficit of approximately $1,596,000, and our current liabilities exceeded our current assets by approximately $1,597,000. These factors, as well as the fact that the Company has not yet achieved commercial acceptance of its principal technology, raise substantial doubt about the Company's ability to continue as a going concern.

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

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

           FOR THE NINE AND THREE MONTHS ENDED APRIL 30, 2002 AND 2001 AND THE PERIOD AUGUST 2, 1995 (INCEPTION) TO APRIL 30, 2002
                                   (UNAUDITED)


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

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

           FOR THE NINE AND THREE MONTHS ENDED APRIL 30, 2002 AND 2001 AND THE PERIOD AUGUST 2, 1995 (INCEPTION) TO APRIL 30, 2002
                                   (UNAUDITED)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying value of cash and accounts payable approximates fair value due to the short-term maturity of these items. The carrying amount of the loans payable- stockholders approximates its fair value based on currently available terms and conditions for similar debt.

       PATENTS

       Patents are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the patents, five years. The patents are fully amortized as of April 30, 2002.

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

       EARNINGS (LOSS) PER SHARE

       Basic earnings (loss) per share is calculated by dividing the net loss for the year by the average number of common shares outstanding during the year. Diluted earnings per share is calculated by adjusting outstanding shares, assuming the conversion of all potentially dilutive securities. For each period presented, the effect of such assumed conversions was anti-dilutive. Shares issuable pursuant employment and other agreements are not considered outstanding until actually issued. Potentially dilutive securities at April 30, 2002 and 2001 consist of the following:

                                                 2002                 2001
                                            -------------       ---------------

           Warrants                               750,000               750,000
           Contingent common shares               203,125               411,459
                                            -------------       ---------------

                Total                             953,125             1,161,459
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

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

           FOR THE NINE AND THREE MONTHS ENDED APRIL 30, 2002 AND 2001 AND THE PERIOD AUGUST 2, 1995 (INCEPTION) TO APRIL 30, 2002
                                   (UNAUDITED)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       INTERIM FINANCIAL STATEMENTS

       The unaudited interim financial statements for the nine and three months ended April 30, 2002 and 2001 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for such interim periods. Results of operations for the nine and three months ended April 30, 2002 are not necessarily indicative of the results to be expected for the year ending July 31, 2002.

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

       In June 2001, we entered into a consulting agreement with a former director and officer of the Company. Under the terms of the agreement, we are to pay the consultant $150,000 per year for 5 years.

       During the nine months ended April 30, 2002, we accrued $40,000 for expenses to be repaid to our president for items incurred on our behalf.

       See Note 4 for additional disclosures regarding each of the aforementioned equity transactions.

3.     OTHER LIABILITIES

       Other liabilities in the amount of $266,875 at July 31, 2001, reflected the fair value of common shares to be issued in connection with certain employment agreements entered into in November 2000 and 1999 for which compensation expense had been recognized in the financial statements. In August 2001, we issued 1,175,000 shares of common stock pursuant to the agreements.

       On April 15, 2002, one of our officers resigned his position with the Company. The officer had received 375,000 of the common shares referred to in the previous paragraph pursuant to his employment contract (the entire amount due if the officer had completed the full term of his agreement). As the employment agreement had a remaining term through November 2002, a certain amount of the shares issued to him will have to be returned to the Company. We are in the process of determining the amount to be returned.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

           FOR THE NINE AND THREE MONTHS ENDED APRIL 30, 2002 AND 2001 AND THE PERIOD AUGUST 2, 1995 (INCEPTION) TO APRIL 30, 2002
                                   (UNAUDITED)



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

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

           FOR THE NINE AND THREE MONTHS ENDED APRIL 30, 2002 AND 2001 AND THE PERIOD AUGUST 2, 1995 (INCEPTION) TO APRIL 30, 2002
                                   (UNAUDITED)



4.     STOCKHOLDERS' DEFICIT (CONTINUED)

       Common Stock Issuances (Continued)

       In June 1999, the Company issued 500,000 shares to a consultant pursuant to an arrangement whereby the consultant agreed to provide services to the Company over an eighteen-month period. In addition, the consultant received warrants to acquire 500,000 shares of common stock, exercisable at $.01 per share. The shares and warrants were fully vested and non-forfeitable when issued. Compensation expense related to the agreement in the aggregate amount of $2,370,000 was recognized over the term of the agreement in the financial statements. The fair value of the shares issued and warrants granted was based on the fair value of each equity instrument at the time that the agreement was executed. The warrants were exercised and the related shares issued in March 2000. The warrants were valued pursuant to the Black-Scholes Option Pricing Model utilizing the assumptions below.

       In November 1999, the Company agreed to issue 1,000,000 shares to the Company's former president, John Russell, who resigned in November 1999. The shares were issued in satisfaction of certain amounts owed to Mr. Russell, compensation for services rendered and settlement of litigation and were valued at their fair value in November 1999 when the settlement was finalized and agreed to by the Board of Directors. The total amount of expense recorded was $562,000, as follows: compensation expense recorded in fiscal 1999 of $125,000; in fiscal 2000, $60,000 as legal expense and $377,000 in general and administrative expense (including the settlement of litigation of $229,000).

       In February 2000, the Company issued 250,000 shares to a consultant who entered into an agreement to provide professional services to the Company for a one-year period. The shares and warrants were fully vested and non forfeitable when issued. Additionally, the consultant received and exercised a warrant to acquire 250,000 shares at $.01 per share. These equity instruments were valued at their fair value of $110,000 and compensation was amortized over the one year term of the agreement. Compensation recorded pursuant to this agreement was $55,000 during the nine months ended April 30, 2001. Fair value of the warrants was determined in accordance with the Black-Scholes Option Pricing Model.

       Restricted Stock Agreements

       In May 1999, the Company agreed to issue an aggregate of 750,000 shares of common stock to an employee and member of the Board of Directors over the term of a four-year employment agreement. Accordingly, twenty-five percent of the shares vest each year over the four-year term of the agreement. The value of the grant is $2,718,750 based on the fair value of the shares to be issued at the grant's measurement date. During the nine months ended April 30, 2002 and 2001, the Company issued 140,625 shares and recognized compensation expense of approximately $510,000 in each period. During the three months ended April 30, 2002 and 2001, compensation expense recorded was approximately $170,000 in each period. The financial statements for 2000 and 1999 reflect the issuance of 187,500 and 31,250 shares, respectively, and compensation expense of $679,300 and $113,000, respectively.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

           FOR THE NINE AND THREE MONTHS ENDED APRIL 30, 2002 AND 2001 AND THE PERIOD AUGUST 2, 1995 (INCEPTION) TO APRIL 30, 2002
                                   (UNAUDITED)

4.     STOCKHOLDERS' DEFICIT (CONTINUED)

       Restricted Stock Agreements (Continued)

       In June 1999, the Company agreed to issue 250,000 shares and warrants to acquire 750,000 shares to a law firm for services rendered and to be rendered pursuant to an agreement dated in June 1999 with a three-year term retroactive to August 1998. The shares and warrants were issuable ratably over the three year term of the agreement. Compensation pursuant to the agreement is determined based on the fair value of the equity securities issued at the time that the services were rendered (quarterly). The warrants were exercisable until August 2001. In February 2002, the Company's Board of Directors agreed to extend the exercise period of the warrants to August 2006. Legal fees recorded pursuant to this agreement were $82,500 and $45,500 during the nine months ended April 30, 2002 and 2001, and $-0-, and $22,750 for the three months ended April 30, 2002 and 2001. The warrants have been valued pursuant to the Black-Scholes Option Pricing Model when granted utilizing the assumptions described below. There were -0- and 41,667 common shares, and warrants to acquire 750,000 and 125,000 shares, earned in the six months ended April 30, 2002 and 2001, respectively, pursuant to this arrangement.

       In November 1999, the Company entered into the following arrangements:

       (a) 1,075,000 shares were issued to David Grossman for services provided as follows:

            1) 75,000 for his services as president of the Company from June 1999 to October 1999,

            2) 400,000 shares as compensation for services of president of the Company for the period November 1, 1999 through October 31, 2000 and,

            3) 600,000 shares for legal services rendered subsequent to October 31, 2000. Shares issued under this agreement were valued (and compensation recorded) as the services were rendered. For the nine and three months ended April 30, 2001, Mr. Grossman earned 600,000 and 180,000 shares (valued at $239,000 and $67,000, respectively) pursuant to the agreement.

            As of April 30, 2002, a total of 1,075,000 shares had been earned and issued under the arrangements with Mr. Grossman. In addition to the legal fees referred to above, Mr. Grossman earned compensation of $56,000 and $0 during the nine months and three months ended April 30, 2001, respectively, under the arrangements referred to in (a)(1) and (a)(2) above as president of the Company. No compensation was earned by Mr. Grossman in the nine months ended April 30, 2002.

       (b) Employment agreements pursuant to which an aggregate of 425,000 shares of common stock are to be issued to three directors/ employees as compensation, in lieu of cash, for services rendered through November 2000 and 2001. The shares related to these agreements were issued in August 2001. An aggregate of $238,000 was recorded as compensation under these arrangements. During the nine and three months ended April 30, 2002 and 2001, $24,500 and $-0-, and $20,000 and $60,500, respectively, was recorded as compensation.

       During November 2000, the Company agreed to issue a total of 750,000 shares to two employee/directors as compensation, in lieu of cash, for services to be provided to the Company over 24 months. The aggregate fair value of the shares granted was $105,000 which will be recognized as compensation expense over the terms of the agreements. During the nine and three months ended April 30, 2002 and 2001, the Company recorded compensation of $43,750 and $26,250, and $17,500 and $9,000, respectively, under these agreements. In August 2001, we issued all 750,000 shares required to be issued under these agreements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

           FOR THE NINE AND THREE MONTHS ENDED APRIL 30, 2002 AND 2001 AND THE PERIOD AUGUST 2, 1995 (INCEPTION) TO APRIL 30, 2002
                                   (UNAUDITED)



4.     STOCKHOLDERS' DEFICIT (CONTINUED)

       Restricted Stock Agreements (Continued)

       The following summarizes shares issued during the nine months ended April 30, 2002 and 2001:

                                                                                             Nine Months Ended
                                                                                                 April 30,
                                                                                  ---------------------------------------
                                                                                        2002                  2001
                                                                                  -----------------     ------------------
       Shares issued to former president
          for services                                                                           -                100,000
       Shares issued to legal counsel for
          services                                                                               -                461,668
       Shares issued to director for
          services                                                                          140,625                93,750
       Shares issued to officers and directors for services
          rendered and to be rendered                                                     1,175,000                63,000
                                                                                      -------------         -------------

              Total                                                                       1,315,625               718,418
                                                                                      =============         =============

       Based upon the agreements in force at April 30, 2002, it is anticipated that common shares will be released from contractual restrictions and issued over the next three years, as follows:

                                                                                                       Number of
                                                                                                     Shares To Be
                                                                                                     Released From
                                                                                                      Contractual
              Year Ending July 31,                                                                   Restrictions
              --------------------                                                                 ----------------
                      2002 (Balance of the Year)                                                          46,875
                      2003                                                                               156,250
                                                                                                      ----------
                                                                                                         203,125
                                                                                                      ==========

       As of April 30, 2002, the value of the unvested common shares issuable pursuant to these agreements was $737,000.

       The above does not include 750,000 shares which are issuable pursuant to warrants issued in connection with an agreement with outside counsel for legal services rendered and to be rendered.

       During the nine months ended April 30, 2002 and 2001, the weighted average fair value at the date of grant of equity instruments earned during each period was $.67 per share and $.82 per share, respectively.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

           FOR THE NINE AND THREE MONTHS ENDED APRIL 30, 2002 AND 2001 AND THE PERIOD AUGUST 2, 1995 (INCEPTION) TO APRIL 30, 2002
                                   (UNAUDITED)



4.     STOCKHOLDERS' DEFICIT (CONTINUED)

       Restricted Stock Agreements (Continued)

       The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Pricing Model. The following assumptions were made in estimating fair value:

                                                                                        2002                  2001
                                                                                  -----------------     ----------
              Dividend yield                                                             0%                    0%
              Risk-free interest rate                                                   5.00%                 6.00%
              Estimated life of warrants                                               2 Years               2 Years
              Estimated volatility                                                      312%                  300%

       Warrants

       In connection with a professional service contract entered into during June 1999 with corporate counsel, the Company issued warrants enabling the holder to acquire 750,000 common shares. The warrants were exercisable at $.10 per share until August 2001. In 2002, the agreement was amended and exercise period was extended until August 2006.

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

       For the nine months ended April 30, 2002 and 2001, the valuation allowance was increased by approximately $434,000 and $-0-, respectively, to fully reserve the potential tax benefits resulting from those years' net operating losses. Net operating losses expire as follows:

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
                                                                                                        =============

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

           FOR THE NINE AND THREE MONTHS ENDED APRIL 30, 2002 AND 2001 AND THE PERIOD AUGUST 2, 1995 (INCEPTION) TO APRIL 30, 2002
                                   (UNAUDITED)



5.     INCOME TAXES (CONTINUED)

       A reconciliation of the income tax benefit at the statutory rate to the Company's effective rate is as follows:

                                                                          (Unaudited)
                                        ------------------------------------------------------------------------------
                                                   Nine Months Ended                     Three Months Ended
                                                       April 30,                              April 30,
                                        ------------------------------------------------------------------------------
                                               2002                2001               2002                2001
                                        ------------------  -----------------   -----------------  -------------------
       Computed at the expected
         statutory rate                   $       (373,000)   $      (718,000)    $      (116,000)   $       (231,000)

       State income tax benefit,
         net of federal tax                        (61,000)          (118,000)            (18,500)            (39,000)

       Increase in valuation
         allowance                                 434,000            836,000             134,500             270,000
                                            --------------      -------------       -------------       -------------

       Income tax benefit per
         financial statements             $             -     $            -      $            -     $             -
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

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

           FOR THE NINE AND THREE MONTHS ENDED APRIL 30, 2002 AND 2001 AND THE PERIOD AUGUST 2, 1995 (INCEPTION) TO APRIL 30, 2002
                                   (UNAUDITED)



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

                                                                                                August 2, 1995 (Inception)
                                                           Year Ended December 31,                 Through December 31,
                                                          1997                1996               1997                1995
                                                   ------------------  -----------------  ------------------  -------------------
              Net loss as originally reported        $       (304,289)   $           256     $      (304,033)   $             -

              Correction of errors                             42,810            (25,000)            (32,190)            (50,000)
                                                       --------------      -------------       -------------       -------------

              Net loss, as adjusted                  $       (261,479)   $       (24,744)    $      (336,223)   $        (50,000)
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

         Since inception, we have developed both hardware and software for the mobile computing market. To fund operations to date, we have relied upon private placements and have borrowed money from officers and consultants. Our accumulated net losses through April 30th, 2002 total approximately $10,172,187. The lack of funds to tool and build our docking station inventory has been detrimental to our growth and ability to generate income.

         To date our limited revenues were from sales associated with the beta testing of our products. We have not completed the tooling process required to begin our product manufacturing. We had and continue to have sales inquiries for our products. However, we have no backlog of orders at this time.

         During the next twelve months, we will require at least $100,000 to continue the operation of the business including sales and marketing expenses, as well as office space and general office expenses. In addition, we will need a cash infusion of a minimum of $1,000,000 to allow us to complete tooling and manufacture approximately 1,000 cradle units for sale ( the minimum quantity required by the contract manufacturer). We have no assurance that we will continue to be able to obtain any sort of financing on commercially acceptable terms, if at all.

         In their report dated January 28, 2002, in connection with their audits of our financial statements as of July 31, 2001, for the years ended July 31, 2001 and 2000, and for the period August 2, 1995 (inception) through July 31, 2001 our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern. Their opinion is based in part on our recurring losses from operations, negative working capital and stockholders' deficit.

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

                                                     THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                     ------------------                             -----------------

                                              April 30, 2002         April 30, 2001        April 30, 2002       April 30, 2001
                                              --------------         --------------        --------------       --------------
STATEMENT OF OPERATIONS DATA:

              Net Revenue                      $      --                      $--              $      --           $      --
              Costs and expenses                   340,026                689,036                1,097,022           2,112,260
              Net loss                            (340,026)              (689,036)              (1,097,022)         (2,112,260)

              Net loss per share                      (.04)                  (.09)                    (.13)               (.29)

              Weighted average shares
              outstanding                        9,145,936              7,662,500                8,511,562           7,334,478



                                                              April 30, 2002
                                                              --------------
BALANCE SHEET DATA:
Working capital (deficit)                                   $  (1,597,009)
Total assets                                                          815
Total liabilities                                               1,597,219
Shareholders' deficit                                          (1,596,404)

         Since we have not generated any significant revenues to date, we should be considered a development stage entity.

Results of Operations of the Company

Three months ended April 30, 2002 compared to three months ended April 30, 2001

         We incurred losses of $340,026 or $0.04 per share and $689,036 or $0.09 per share for the three months ended April 30, 2002 and 2001, respectively. The cost of our common shares issued as compensation for officers and directors was $252,422. The value of our common shares issued for the three month period ended April 30, 2001 was $255,266 and $46,056 with respect to our officers and directors, and our outside counsel, respectively.

         Other operating expenses amounted to approximately $87,000 during the three months ended April 30, 2002 and $389,000 for the three months ended April 30, 2001. The decrease in other operating costs is attributable to reduced payroll costs and related costs.

         We had no revenues for either of these three month periods.

NINE MONTHS ENDED APRIL 30, 2002 COMPARED TO NINE MONTHS ENDED APRIL 30, 2001

         Our loss for the nine months ended April 30, 2002 was $1,097,022 or $013. per share. During this period, we recorded stock based compensation for the shares issued to our officers and directors for services rendered during the period ($650,016) and professional fees for services rendered in the period ($82,500). Other than the value of shares issued in the period for services, operating expenses amounted to approximately $364,000.

         Our loss for the nine months ended April 30, 2001 was approximately $2,112,260 or $0.29 per share. We recorded expenses related to the fair value of shares issued for our officers and directors, our outside attorneys and our financial public relations firm of $663,766, $319,556 and $654,000 respectively. In addition, we incurred other operating expenses during this amounting to approximately $475,000.

         Other than stock based compensation, our operating expenses decreased by approximately $111,000, primarily attributable to reduced salaries and related costs, offset by certain stock based compensation related accruals. We recorded no revenues for either period.

Liquidity and Capital Resources

         To date, our operations have been funded by the issuance of equity securities and convertible debt securities. We have compensated various suppliers, consultants and employees by issuing shares of stock in lieu of cash. FRF Holdings Corp., a holding company owned by, Frank Schwamborn, of Puritan Management Inc., John Russell, our former president, and others, have advanced us funds totaling $409,626 in the form of 12% interest bearing loans. FRF Holdings Corp. was granted a security interest in our five patents as collateral. Although our relationship with FRF Holdings Corp. has been positive, FRF Holdings Corp. may, at any time, call the outstanding loan. Our inability to pay FRF Holdings Corp. the balance of their loan could lead FRF Holdings Corp. to take possession of the patents.

         In their report dated January 28, 2002 in connection with their audits of our financial statements as of July 31, 2001, the years ended July 31, 2001 and 2000, and for the period August 2, 1995 (inception) through July 31, 2001, our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern. At April 30, 2002, we had a working capital deficiency of $1,597,009. In addition, we are in need of financing to continue operations and begin manufacturing. We will require at least $100,000 to fund continued operations for the next twelve months, exclusive of any cash requirements for manufacturing. In addition, we will require a cash infusion of at least $1,000,000 to complete tooling and manufacture of 1,000 docking station units (the outside contractor's minimum order quantity). We currently are seeking to raise funds through the public markets. However, we have no assurance that we will be able to procure financing on commercially acceptable terms, if at all. If we are not able to procure any financing, we may have to curtail operations.

FORWARD LOOKING STATEMENTS

         Statements that are not historical facts included in this filing are forward-looking statements@ and involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that we expect, believe, project, intend or anticipate will or may occur, including such matters as future capital, business strategies, expansion and growth of our operations and future net cash flows. Factors that could cause actual results to differ materially are described throughout this registration statement. Cautionary disclosures include, among others: general economic conditions, the markets for and market price of our products, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the results of financing efforts and regulatory developments and compliance. We disclaim any obligation to update or revise any forward-looking statements to reflect new events or circumstances or to reflect the occurrence of anticipated or unanticipated events, other than as required by law.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS [UPDATE THE FOLLOWING INFORMATION]

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

ITEM 5. OTHER INFORMATION

         Effective April 15, 2002, Mr. James Gardner resigned as an officer and director of the Company for personal reasons.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

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

                                              WORLD CYBERLINKS CORP.
                                              ----------------------
                                                    (Registrant)



Date: June 13, 2002                      ___________________________________
                                         Michael Tobin, President & Director