Form 10KSB
period 2002-07-31
WORLD CYBERLINKS CORP
filed 2002-10-29
CIK 1042529

                                  UNITED STATES
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended JULY 31, 2002
                                               -------------

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Transition period from August 1,2001 to July 31,2002
                                         -------------    ------------

                       Commission File Number ___________

                             WORLD CYBERLINKS CORP.
                             ----------------------
             (Exact name of registrant as specified in its charter)

            New York                                        11-3332134
  (State or jurisdiction of                    (IRS Employer Identification No.)
incorporation or organization)

                700A Koehler Avenue, Ronkonkoma, New York 11779
                -----------------------------------------------
               (Address of principal executive office)(Zip Code)

Telephone number, including area code:        (631) 471-6857
                                              --------------

Securities registered pursuant to Section 12(b) of the Act:   NONE
                                                              ----

Securities registered pursuant to Section 12(g)
of the Act:                                            COMMON STOCK, PAR
                                                      VALUE $.001 PER SHARE
                                                      ---------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant is $461,399.92 as of July 31, 2002.

         The number of shares outstanding of Registrant's Common Stock is 9,616,249.

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

         Our stock has been quoted on the OTC Electronic Bulletin Board of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "WCYB" since May 15, 1998. The stock was de-listed for a time due to failure to meet filing requirements and traded on the National Quotation Bureau "Pink Sheets". The company is current in its reporting requirements and our stock trades on the NASDAQ Bulletin Board.

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

         To date our revenues have been limited to sales associated with the beta testing of our products. We anticipate that our revenues principally will be derived from sales of our ConXemDock and the ConXem EtherDock. Additionally, we have begun discussions regarding partnering and licensing agreements with various Windows(TM) CE mobile device manufacturers. We expect additional revenue from sales of our products to both the small office/home office ("SOHO") and value added reseller distribution channels. ConXem software has been distributed by IBM's Enterprise Solutions Division for use by the Long Island Railroad. We are seeking to expand this relationship into docking solutions and new products. Currently, we also are exploring the development of a device to interface with multiple communication appliances, such as cellular phones, pagers, and PDAs for use in the set top (such as cable) box market.

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

ConXemDock

         The ConXemDock is a multiple unit docking cradle for use with handheld computers such as the IBM WorkPad(TM) and Palm, Inc.'s (formerly Palm Computing, Inc., a subsidiary of 3Com Corporation) Palm Pilot(TM) devices ("Palm(s)"). This product is a four-unit cradle allowing multiple handheld devices to transfer data bi-directionally and concurrently between a personal computer and the docked handheld computers. With the ConXemDock, multiple handheld devices can now access, share and update the same files on the personal computer. The ConXemDock can be linked to connect up to 128 units simultaneously.

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

Once the client/server software is installed, a user can place their handheld device in any ConXem EtherDock and connect directly to the network. The network administrator can view each handheld as a node on the network. There is no PC required with the ConXem EtherDock which reduces the cost of connecting the handheld devices. Other features include a parallel port for printing, which can be ideal in a retail environment. We believe the ConXem EtherDock provides low cost automated access to a network for users of Palm Pilots(TM) and WorkPads(TM).

MediDock

         Medidock is World Cyberlinks solution for hospital data collection and access. A hospital has an install base of hospital-dedicated handheld units and has a large install base of hospital personnel, such as doctors and nurses, who bring their own Palm devices. By installing MediDock on the hospital network, a new user can be given access to the network once approved by the network administrator. The process can include security verification. The staff can be issued handheld units with the ability for any staff member given authorization to access the database at specified security levels. The system would allow for multiple users per handheld unit by simply entering the user ID. Any authorized user can dock in any MediDock station on the network. Therefore, a proportion of the users can be attending physician, nurses, etc. who utilize their own Palm's. They can send and receive patient information as well as display patient images (CAT scan, EKG, EEG, x -ray, sonogram, etc.) that can reside on the database. The user would select a patient, drag down for the type of information to be displayed, tap and view the information on the 15" color screen. Other users can process data collection during the viewing of the other user. Up to four users can concurrently use the docking station.

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

         Aether develops specialized middleware and connectivity software that allow an enterprise to exchange critical data with portable computing devices such as Palm Pilot(TM). This software significantly reduces the total cost of computing by eliminating the requirement of a companion PC and greatly simplifying the configuration and use of handheld devices.

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

D444,472              July 3, 2001              Design patent for computer docking station

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

         We have a copyright for the name ConXem(TM) for use with multi unit docking stations and communication software.

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

DOCKING SOLUTION COMPETITORS

         Docking solutions are available from hardware manufacturers of mobile data collection devices and notebook computers, however, they are typically single unit cradles or multiple unit cradles with sequential data transfer. We believe our principal competitor is Symbol Technologies, Inc. They have introduced a four slot serial cradle that provides multiple unit synchronization capabilities and is compatible with the Symbol SPT 1500, Pocket PC, Palm(TM) III, V, VII, and i705. Other than Symbol, we are not aware of any other company offering multiple unit docking cradles as an enterprise solution for Palm devices or Windows(TM) CE devices.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock began trading on the OTC Electronic Bulletin Board of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "WCYB" on May 15, 1998. As of May 15, 2000, our Common Stock had been listed on the National Quotation Bureau "Pink Sheets". The stock was de-listed for a time due to failure to meet filing requirements. The company is up to date in its reporting requirements and our stock currently trades on the NASDAQ Bulletin Board.

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

                                                     BID                                ASK
         PERIOD                             HIGH              LOW               HIGH             LOW
         ------                             ----              ---               ----             ---

         1998:
         Second Quarter                     2 5/16           15/16             3 1/8            1 1/2
         Third Quarter                      2 11/16          1 5/8             3 1/8            2 1/4
         Fourth Quarter                     2 15/16          2 1/16            3 7/16           2 1/8

         1999:
         First Quarter                      3 3/8            2 3/4             3 13/16          3 1/2
         Second Quarter                     3 1/8            1 7/8             3 3/4            3 7/16
         Third Quarter                      2                13/16             2 3/8            1 3/4
         Fourth Quarter                     9/16             1/4               7/8              11/16

         2000:
         First Quarter                      11/16             1/8               4 3/8           3/8
         Second Quarter                     3/4               1/4               2 15/16         9/16
         Third Quarter                      .30               .22                .39            .35
         Fourth Quarter                     .25               .08               1.01            .33

         2001:
         First Quarter                      .22               .13                .89            .48
         Second Quarter                     .45               .12                .49            .13
         Third Quarter                      .30               .22                .39            .35
         Fourth Quarter                     .44               .17                .46            .19

         2002:
         First Quarter                      .14               .08                .13            .08
         Second Quarter                     .20               .07                .20            .065

         The closing price for our common stock on July 31, 2002 was $0.08.

         As of July 31, 2002, there were no options and 750,000 outstanding warrants to purchase shares of common stock.

         As of July 31, 2002, the shareholders' list prepared by American Stock Transfer & Trust Co. for our common stock showed 9,372,500 shares outstanding. The stock transfer records incorrectly reflect as currently outstanding the total shares to be earned pursuant to multi-year employment or legal service agreements with certain individuals. However, not all shares have been earned as of July 31, 2002. We have notified the transfer agent of the discrepancies and have taken steps to correct the errors. We recalculated the shares outstanding to reflect the shares earned and issued or issuable to those three individuals as well as all outstanding agreements for stock compensation through July 31, 2002. The adjusted number of our shares of our common stock outstanding at July 31, 2002 is 9,616,249.

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

DIVIDEND POLICY

         Each share of common stock is entitled to share pro rata in dividends and distributions with respect to the common stock when, as and if declared by the board of directors and from funds legally available therefore. No holder of any shares of common stock has any preemptive right to subscribe for any of our securities.

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

RECENT SALES OF UNREGISTERED SECURITIES

         During the three fiscal years preceding the date of this report, we issued common stock in several transactions, which were not registered under the Securities Act. All the following references to our common stock were adjusted to reflect our 10,000 for one forward split in effected in October 1997.

         In June 1998, we conducted a private placement of 900,000 shares of our common stock at a price of $1.00 per share. Sales of these securities were made pursuant to Regulation D Rule 504 of the Securities Act. As a result of the private placement, we received net proceeds of approximately $850,000 that was used for marketing, new product research and development and working capital.

         There have been no new issuances in the year 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes.

         Since inception, we have developed both hardware and software for the mobile computing market. To fund operations to date, we have relied upon private placements and have borrowed money from officers and consultants. Our accumulated net losses through July 31, 2002 total $10,491,306.

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

         In their report dated September 19th, 2002 in connection with their audit of our financial statements as of July 31, 2002, the years ended July 31, 2002 and 2001 and for the period August 2, 1995 (inception) through July 31, 2002, our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern. Their opinion is based in part on our recurring losses, negative working capital and stockholders' deficit.

                             SELECTED FINANCIAL DATA

         The following table sets forth summary historical financial data for the dates and periods indicated in the following table. The summary historical financial data for the fiscal year ended July 31, 2002 are derived from our financial statements, which have been audited by Israeloff, Trattner & Co., P.C., independent certified public accountants, appearing elsewhere in this report.

                                           YEAR ENDED
                                           ----------
                                  JULY 31, 2002    JULY 31, 2001
STATEMENT OF OPERATIONS DATA:
Net Revenue                       $        --      $        --
Costs and expenses                  1,416,141        2,421,632
Net loss                           (1,416,141)      (2,421,632)
Net loss per share                       (.16)            (.33)
Weighted average shares             8,735,000        7,368,000
outstanding

BALANCE SHEET DATA:
Working capital (deficit)         $(1,711,081)      (1,136,823)
Property and equipment, net               -0-              -0-
Total assets                            3,053              550
Total liabilities                   1,713,529        1,403,148
Shareholders' deficit              (1,710,476)      (1,403,148)


         The company has been a development stage company since its inception.

RESULTS OF OPERATIONS OF THE COMPANY

YEAR ENDED JULY 31, 2002 COMPARED TO YEAR ENDED JULY 31, 2001

         Our net losses were $1,416,141 and $2,421,632 for the years ended July 31, 2002 and 2001, respectively. The cost of shares issued as compensation for our officers and directors was approximately $720,000.00 for the year ended July 31, 2002. Other expenses to our outside attorneys was $149,072 respectively (as indicated in the table below) for the year ended July 31, 2002 and $855,563, $350,506, and $654,000, respectively for the year ended July 31, 2001. Our other operating expenses amounted to approximately $82,500 for the year ended July 31, 2002 as compared to approximately $562,000 for the year ended July 31, 2001. In 2002 payroll costs associated with the issuance of common shares remained nearly the same as compared to 2001. In addition professional fees decreased as we reduced the costs by remaining current in our filings.

--------------------------------------------------------------------------
                                Year ended               Year ended
--------------------------------------------------------------------------
                               July 31, 2002           July 31, 2001
--------------------------------------------------------------------------
Employee compensation             $720,000                $855,563
--------------------------------------------------------------------------
Legal fees                        $149,072                $350,506
--------------------------------------------------------------------------
Public relations                  -0-                     $654,000
--------------------------------------------------------------------------
TOTAL                             $869,072              $1,860,069
--------------------------------------------------------------------------

         We recorded no revenues for either of these years.

         During June 2001, we entered an agreement with Millennium Techvest LLC ("Millennium") to provide marketing, sales and product development consulting. Millennium is owned in part by a former officer of the company. Under the agreement, Millennium was to be paid $150,000 per year for services to us over a 5-year period. As of September 30th, 2002, this agreement was terminated by both parties.

LIQUIDITY AND CAPITAL RESOURCES

         To date, our operations have been funded by the issuance of equity securities and convertible debt securities. We have compensated various suppliers, consultants and employees by issuing shares of stock in lieu of cash. In 2000, 2001 and 2002 FRF Holding Corp. ("FRF"), a holding company owned by Puritan Management Inc. an outside financial and public relations firm we had under contract, John Russell, our former president, and others, advanced funds totaling $398,038.91 to us in the form of 12% interest bearing loans. FRF was granted a security interest in our first five patents as collateral. Although our relationship with FRF has been positive, FRF may, at any time, call the outstanding loan. We are in the process of settling all outstanding indebtedness to FRF.

         In their report dated September 19th, 2002 in connection with their audits of our financial statements as of July 31, 2002 and 2001, for the years ended July 31, 2002 and 2001, and for the period August 2, 1995 (inception) through July 31, 2002, our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern. At July 31, 2002, we had a working capital deficiency of $1,711,081. In addition, we are in need of financing to continue operations and begin manufacturing. We will require at least $100,000 to fund continued operations for the next twelve months, exclusive of any cash requirements for manufacturing. In addition, we will require a cash infusion of at least $1,000,000 to complete tooling and manufacture 1,000 docking station units, the minimum required by a contract manufacturer. We currently are seeking to raise funds through the public markets. However, we have no assurance that we will be able to procure financing on commercially acceptable terms, if at all. If we are not able to procure any financing, we may have to curtail operations.

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

NAME                 AGE     POSITION WITH COMPANY
----                 ---     ---------------------

Michael Tobin        60      President and Director

Jeffrey Denenberg    58      Chief Technology Officer and Director

Richard Stegner      66      Secretary, Treasurer, Vice President and Director


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

         Michael Tobin, our president and director, has a two year employment agreement ending October 31, 2002 for compensation in common stock at the rate of 250,000 shares per year. Under the terms of his contract, Mr. Tobin may be reimbursed for any personal expenses as it relates to us if the compensation committee approves.

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

         During June 2001, we entered an agreement with Millennium Techvest LLC to provide marketing sales and product development consulting. Under the agreement, they were to be paid $150,000 per year for services to us over a 5-year period. The agreement with Millenium was terminated in September 2002. Millennium is owned in part by a former president and board member of the company.

         On November 1, 2000, James Gardner entered an agreement with us whereby he held the positions of secretary and treasurer for a period of two years to end December 1, 2002. In exchange for his services, Mr. Gardner was to receive 250,000 shares of common stock over the term of the agreement together with any other compensation provided by the board of directors. In addition, Mr. Gardner was entitled to a 5% fee, comprised of 5% cash, for any contracts stemming from sources he introduced to us. He earned 125,000 shares of common stock for his services as secretary from November 1, 1999 through November 1, 2000 pursuant to a prior employment agreement. Mr. Gardner resigned as of April 15, 2002 for personal reasons. His stock was returned to the company in September 2002 pending a settlement of the value of the services rendered.

         On November 1, 1999, Jeffrey Denenberg entered an agreement with us whereby he held the positions of chief technical officer and director for a period of two years ending December 1, 2001. In exchange for his services, Mr. Denenberg was to receive 150,000 shares of common stock over the term of the agreement together with any other compensation provided by the board of directors. In addition, Mr. Denenberg was entitled to a 5% fee, comprised of 5% cash, for any contracts stemming from sources he introduces to us. He has earned 150,000 shares of common stock for his services from November 1, 1999 through December 1, 2001. The company has renewed the contract for an additional two year term at the rate of 75,000 shares of common stock per year.

         On May 30, 1999, Richard Stegner entered an agreement with us whereby he accepted the positions of secretary and treasurer and was engaged as vice president to provide sales and marketing services for a period of four years ending December 1, 2003. In exchange for his services, Mr. Stegner is to receive 750,000 shares of stock over the term of the agreement. In addition, Mr. Stegner is entitled to a 5% fee, comprised of 5% cash, for any contracts stemming from sources he introduces to us. Mr. Stegner has earned 593,750 shares of common stock for his services through July 31, 2002.

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

         We entered a legal service retainer with Shepherd Lane, Esq. for a three year period ended August 2001. Under the terms of the agreement, Mr. Lane received 250,000 shares of common stock and warrants to purchase 750,000 shares of common stock, exercisable at $0.10. Through July 31, 2001, Mr. Lane earned 250,000 shares as compensation for his services and all warrants were fully vested. All of Mr. Lane's 750,000 warrants remain unexercised. In 2002, the Board of Directors agreed to extend the exercise period to August 1, 2006.

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


                                    SUMMARY COMPENSATION TABLE


                                     ANNUAL COMPENSATION
                                     -------------------
NAME AND PRINCIPAL POSITION         YEAR(1)        SALARY     OTHER ANNUAL COMPENSATION(2)
---------------------------         -------        ------     ----------------------------
Michael Tobin (3)                   11/1/00         $00       250,000 shares of common stock
   President                        to present                (valued at closing price of $.48 on 11/1/00)

James Gardner (4)                   11/1/00         $00       250,000 shares of common stock
                                    to present                (valued at closing price of  $.48 on 11/1/00)


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

(4) Mr. Gardner resigned as of April 15, 2002 for personal reasons. His stock has been returned to the company pending a settlement of the value of the services rendered.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of July 31, 2002 certain information with respect to the amount and nature of beneficial ownership of the common stock held by: (i) each person known to us to be a beneficial owner of more than 5% of our outstanding stock; (ii) each person who is a director or an executive officer of us; and (iii) all our directors and executive officers as a group.

NAME AND ADDRESS OF
BENEFICIAL OWNER                  NUMBER OF REVISED SHARES (2)(3)    PERCENT (4)
----------------                  -------------------------------    -----------
Michael Tobin(1)                            650,000                    5.03%

Jeffrey Denenberg(1)                        168,750                    2.15%

Richard Stegner(1)(5)                       750,000                    5.97%

Kathleen Ferraro                            500,000                     5.2%
20 West Shore Road
Oakdale, NY 11769

Shepard Lane                                250,000                     3.3%
Slatt & Lane
600 Third Avenue
New York, NY 10011

John Russell(8)                             915,000                   11.65%
63 Mystic Circle
Bay Shore, NY 11706

Puritan Management(9)                       615,000                     8.2%
1636 Union Blvd.
Bay Shore, NY 11706

Directors and Executive Officers          1,965,000                   13.15%
As a group  (3 persons)

(1)      The business address for each person named is c/o World Cyberlinks
         Corp.
(2) Share amounts listed for officers and directors reflect all shares earned, whether issued or issuable, through July 31, 2002 pursuant to employment agreements.
(3) Calculated pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. We believe that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them (subject to community property laws where applicable) and except where otherwise noted.
(4) The records of American Stock Transfer & Trust Company on July 31, 2002 indicate we have 9,372,500 shares of common stock outstanding. However, we recalculated our outstanding common shares on July 31, 2002 as 9,616,249 based on the factors set forth in footnote (2) above and footnote (5) below.
(5) Reflects shares earned, whether issued or issuable, through July 31, 2002. Our stock transfer records incorrectly reflect the total share amounts to be earned pursuant to multi-year employment agreements. We have notified the transfer agent of the discrepancies and have taken steps to correct the errors.
(6) David Grossman was under a contract as President/ Director and counsel. The contract as President/ Director has expired. The number of shares listed includes all shares of our common stock held by entities owned or controlled by David Grossman.
(7) Parrish Ketchmark, President of Parrish Brian & Co., Inc. was an officer from November 2, 1997 to June 29, 1999 and a director from November 2, 1997 to November 3, 1999. The number of shares listed includes all shares of our common stock held by entities owned or controlled by Mr. Ketchmark.
(8) Mr. Russell served as our president, chief executive officer and chairman from November 2, 1997 to October 31, 1999. shares listed include all shares of our common stock held by entities owned or controlled by Mr. Russell.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

         On November 15, 1999 the board of directors voted to authorize the following shares of our common stock in connection with the following transactions.

         o David Grossman -- 1,075,000 shares for payment as president pursuant to a five year employment agreement ending October 31, 2000 and for representing the company as counsel in a litigation matter; the obligations in the employment agreement have been fulfilled and Mr. Grossman is no longer employed by us.
         o Richard Stegner -- 750,000 shares for prior services as secretary, treasurer and vice president and as director pursuant to a four year employment agreement ending December 1, 2003;

         o Shephard Lane, Esq. -- 250,000 shares and 750,000 warrants exercisable at $.10 per share for legal services provided to us through August 1, 2001. The right to exercise the warrants was extended to August 1, 2006.

         Messrs. Grossman, Stegner and Lane were erroneously issued the total amounts due to them under their respective employment and retainer agreements at the time the transactions were satisfied. We have notified our stock transfer company to correct their records to reflect that Mr. Grossman has earned 1,075,000 shares, Mr. Stegner has earned 593,750 shares, and Mr. Lane has earned 250,000 shares through July 31, 2002.

         On December 21, 1999, we entered an agreement with FRF Holding Corp., a holding company owned by Puritan Management Inc., John Russell and other investors. Under the terms of the agreement, FRF may advance funds to us on an "as needed" basis. As of July 31, 2002, we have received a total of approximately $400,000 in loans for working capital purposes inclusive of accrued interest. The loans are due on demand and bear interest at 12% per annum on the outstanding balance. In addition, FRF has been granted a first security interest in our patents as collateral for the loans. During 2001, Mr. Frank Schwamborn resigned as president of Puritan Management Inc. and was replaced by Ms. Joanne Schwamborn. We are in the process of settling all outstanding indebtedness to FRF.

         There currently are 750,000 warrants outstanding to acquire 750,000 shares of our common stock, exercisable at $.10, held by Shepherd Lane, Esq. under a legal service retainer. Pursuant to an action taken by the Board of Directors the exercise date has been extended until August 1,2006.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) INDEX TO EXHIBITS

      2.1         Certificate of Incorporation*
      2.2         Amendment to the Certificate of Incorporation*
      2.3.1       Bylaws for World Cyberlinks Corp. *
      4.1         Specimen common stock certificate *
      10.1 Reseller Agreement between World Cyberlinks and Riverbed Technologies, Inc. (now Aether Systems, Inc.) *
      10.2 Reseller Agreement between Riverbed Technologies, Inc. and World Cyberlinks Corp. *
      10.3        License Agreement with Palm Computing, Inc. (now Palm, Inc.) *
      10.4 Solution Provider Source Code License Agreement with Palm Computing Inc. dated December 30, 1998*
      10.5 Hardware Developer Agreement - PalmPilot Modem Casing dated April 7, 1998*
      10.6 Amendment No.1 to Hardware Developer Agreement - PalmPilot Modem Casing*
      10.7 Hardware Developer Agreement - Serial Communications dated April 7, 1998*
      10.8        Employment Agreement with Michael Tobin dated November 1,
                  2000*
      10.9        Employment Agreement with James Gardner dated November 1,
                  1999*
      10.10       Employment Agreement with Jeffrey Denenberg dated November 1,
                  1999*
      10.11 Retainer Agreement with David B. Grossman, P.C. dated November 1, 2000*
      10.12       Employment Agreement with David Grossman dated November 1,
                  1999*
      10.13       Employment Agreement with Richard Stegner dated November 1,
                  1999*
      10.14 Agreement and Demand Note dated December 21, 1999 between World Cyberlinks Corp. and FRF Holdings Corp.*
      10.15       UCC Financing Statement in favor of FRF Holdings Corp.*
      10.16 Lease for office space between World Cyberlinks Corp and MJC Consulting Inc.*
      16.1        Letter on change in certifying accountants from Jonathon L.
                  Anderson, CPA, PC.*
      16.2 Letter on change in certifying accountants from Richard A Eisner & Co., L.L.C.*
      99.0        Certification pursuant to the Sarbanes-Oxley Act of 2002

* Filed as exhibits with the same numbers indicated above on Form 10-SB and incorporated herein by reference.

(b)      Reports on Form 8-K

         We did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended July 31, 2002.

(c)      Financial Statements

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated at Ronkonkoma, New York this 29th day of October 2002.

                                            WORLD CYBERLINKS CORP.

                                            By: /s/ Michael J. Tobin
                                                ----------------------------
                                                Michael J. Tobin
                                                President and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 29, 2002             /s/ Richard Stegner
                                  ------------------------------------------
                                        Richard Stegner
                                        Secretary, Treasurer & Director

Dated: October 29, 2002             /s/ Jeffrey Denenberg
                                  ------------------------------------------
                                        Jeffrey Denenberg
                                        Director

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JULY 31, 2002 AND 2001
                                       AND
                    THE CUMULATIVE PERIOD FROM AUGUST 2, 1995
                          (INCEPTION) TO JULY 31, 2002

                                    CONTENTS

                                                                     Page
                                                                     ----

FINANCIAL STATEMENTS

    Balance Sheet                                                    F-4
    Statements of Operations                                         F-5
    Statements of Stockholders' Equity (Deficit)                     F-6 to F-7
    Statements of Cash Flows                                         F-8
    Notes to Financial Statements                                    F-9 to F-17

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
World Cyberlinks Corp.

We have audited the accompanying balance sheet of World Cyberlinks Corp. (a development stage enterprise) as of July 31, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended July 31, 2002 and 2001, and for the period August 2, 1995 (inception) through July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period August 2, 1995 (inception) through December 31, 1997 were audited by other auditors whose report, dated March 6, 1998, expressed an unqualified opinion on those statements before the restatement described in Note 7. We audited the adjustments described in Note 7 that were applied to restate the periods from August 2, 1995 (inception) through December 31, 1997. The restated financial statements for these periods, include total revenues of $35,203 and cumulative net losses of $336,223. Our opinion on the statements of operations, stockholders' equity (deficit) and cash flows for the period August 2, 1995 (inception) through July 31, 2001, insofar as it relates to amounts for periods prior to January 1, 1998, before the restatement, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of World Cyberlinks Corp. as of July 31, 2002, and the results of its operations and its cash flows for the years ended July 31, 2002 and 2001, and the cumulative period from August 2, 1995 (inception) through July 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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




Garden City, New York                         Israeloff, Trattner & Co., P.C.
September 19, 2002                            Certified Public Accountants

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET

                                  JULY 31, 2002

                                     ASSETS

CURRENT ASSETS
     Cash                                                     $      2,448

OTHER ASSETS
     Security deposit                                                  605
                                                              ------------

              TOTAL ASSETS                                                 $      3,053
                                                                           ============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued expenses                    $  1,295,484
     Loans payable - stockholders                                  418,045
                                                              ------------

              Total Current Liabilities                                    $  1,713,529

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Common stock - $.001 par value; authorized 20,000,000
         shares; issued and outstanding 9,616,249 shares             9,617
     Additional paid-in capital                                  8,828,088
     Deficit accumulated during the development stage          (10,491,306)
     Deferred compensation                                         (56,875)
                                                              ------------

              Total Stockholders' Deficit                                    (1,710,476)
                                                                           ------------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                 DEFICIT                                                   $      3,053
                                                                           ============

                 See accompanying notes to financial statements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                                                                                      For The
                                                                                                    Period From
                                                                       Years Ended                August 2, 1995
                                                                        July 31,                    (Inception)
                                                              -------------------------------         Through
                                                                  2002               2001          July 31, 2002
                                                              -------------     -------------      -------------
Net revenue                                                   $          -      $          -       $      36,059
Cost of sales                                                            -                 -              16,496
                                                              -------------     -------------      -------------

       Gross profit                                                      -                 -              19,563
                                                              -------------     -------------      -------------

Operating Expenses
    Marketing and advertising                                            -                 -             380,645
    Research and development                                             -                700            317,077
    General and administrative                                    1,267,069         1,265,254          5,332,951
    Professional fees                                               149,072           494,850          2,042,353
    Public relations fees                                                -            654,000          2,370,000
    Depreciation                                                         -              6,828             67,843
                                                              -------------     -------------      -------------

       Total operating expenses                                   1,416,141         2,421,632         10,510,869
                                                              -------------     -------------      -------------

       Loss before income taxes                                  (1,416,141)       (2,421,632)       (10,491,306)

Income taxes                                                             -                 -                  -
                                                              -------------     -------------      -------------

       Net loss                                               $  (1,416,141)    $  (2,421,632)     $ (10,491,306)
                                                              =============     =============      =============

Basic and diluted loss per common share                       $        (.16)    $        (.33)
                                                              =============     =============

Weighted average number of common
    shares used in computation                                    8,735,000         7,368,000
                                                              =============     =============


                 See accompanying notes to financial statements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                               Deficit
                                                                                              Accumulated
                                                             Common Stock        Additional   During the
                                                      ------------------------    Paid-In    Development    Deferred
                                                        Shares        Amount      Capital       Stage     Compensation     Total
                                                      -----------  -----------  -----------  -----------   -----------  -----------
Common shares issued in connection with service
     rendered in the formation of the company on
     August 2, 1995                                       500,000  $       500  $    49,500  $      --     $      --    $    50,000
Common shares issued in connection with
     acquisition of patents                               500,000          500       49,500         --            --         50,000
Net loss for the period from inception to
     December 31, 1995                                       --           --           --        (50,000)         --        (50,000)
                                                      -----------  -----------  -----------  -----------   -----------  -----------

Balance, December 31, 1995                              1,000,000        1,000       99,000      (50,000)         --         50,000

Common shares paid to consultant by stockholder              --           --         25,000         --            --         25,000
Net loss for the year ended December 31, 1996                --           --           --        (24,744)         --        (24,744)
                                                      -----------  -----------  -----------  -----------   -----------  -----------

Balance, December 31, 1996                              1,000,000        1,000      124,000      (74,744)         --         50,256

Common shares issued in a private placement
     at $.10 per share                                  1,000,000        1,000       99,000         --            --        100,000
Common shares issued in connection with
     professional services rendered                        30,000           30        2,970         --            --          3,000
Common shares issued in connection with
     employment services                                  500,000          500       49,500         --            --         50,000
Net loss for the year ended December 31, 1997                --           --           --       (261,479)         --       (261,479)
                                                      -----------  -----------  -----------  -----------   -----------  -----------

Balance, December 31, 1997                              2,530,000        2,530      275,470     (336,223)         --        (58,223)

Common shares issued in connection with private
     placement at $1.00 per share, less
     costs of $50,000                                     830,000          830      779,170         --            --        780,000
Common shares issued in connection with
     conversion of loans payable at $1.00 per share       110,000          110      109,890         --            --        110,000
Common shares issued in connection with
     services rendered                                     12,500           13       17,258         --            --         17,271
Net loss for the period from January 1, 1998
     to July 31, 1998                                        --           --           --       (413,706)         --       (413,706)
                                                      -----------  -----------  -----------  -----------   -----------  -----------

Balance, July 31, 1998                                  3,482,500        3,483    1,181,788     (749,929)         --        435,342

Common shares issued in connection with private
     placement at $1.00 per share                          70,000           70       69,850         --            --         69,920
Common shares issued in connection with private
     placement at $3 per share in April 1999, less
     costs of issuance of $10,000                          20,000           20       49,980         --            --         50,000
Common shares issued in connection with
     employment agreements                                 50,000           50      149,950         --            --        150,000
Common shares and warrants issued for
     services rendered                                    614,583          615    2,133,217         --      (1,187,500)     946,332
Warrants granted for services rendered and
     to be rendered                                          --           --      1,182,500         --      (1,182,500)        --
Amortization of unearned compensation                        --           --           --           --         132,000      132,000
Net loss for the year ended July 31, 1999                    --           --           --     (2,114,984)         --     (2,114,984)
                                                      -----------  -----------  -----------  -----------   -----------  -----------

Balance, July 31, 1999                                  4,237,083        4,238    4,767,285   (2,864,913)   (2,238,000)    (331,390)

Common shares issued in connection with exercise
     of warrants at $.01                                  500,000          500        4,500         --            --          5,000
Common shares issued in exchange for services
     and exercise of warrant                              500,000          500      109,500         --         (55,000)      55,000
Common shares issued for services                       1,645,833        1,646    1,697,654         --            --      1,699,300
Amortization of unearned compensation                        --           --           --           --       1,584,000    1,584,000
Net loss for the year ended July 31, 2000                    --           --           --     (3,788,620)         --     (3,788,620)
                                                      -----------  -----------  -----------  -----------   -----------  -----------

Balance, July 31, 2000                                  6,882,916        6,884    6,578,939   (6,653,533)     (709,000)    (776,710)

Common shares and warrants issued for services
     rendered (unaudited)                                 970,833          971    1,085,223         --            --      1,086,194
Amortization of unearned compensation                        --           --           --           --         709,000      709,000
Net loss                                                     --           --           --     (2,421,632)         --     (2,421,632)
                                                      -----------  -----------  -----------  -----------   -----------  -----------

Balance, July 31, 2001                                  7,853,749        7,855    7,664,162   (9,075,165)         --     (1,403,148)
                                                      -----------  -----------  -----------  -----------   -----------  -----------

                 See accompanying notes to financial statements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           Deficit
                                                                                         Accumulated
                                                Common Stock            Additional    During the
                                         ---------------------------     Paid-In      Development       Deferred
                                            Shares         Amount        Capital         Stage        Compensation        Total
                                         ------------   ------------   ------------   ------------    ------------    ------------
Balance, July 31, 2001, brought forward     7,853,749   $      7,855   $  7,664,162   $ (9,075,165)   $       --      $ (1,403,148)
                                         ------------   ------------   ------------   ------------    ------------    ------------

Shares issued in connection with
  deferred compensation arrangements        1,575,000          1,575        374,800           --          (109,500)        266,875

Common shares issued for compensation         187,500            187        706,626           --              --           706,813

Warrants issued for legal services               --             --           82,500           --              --            82,500

Amortization of deferred compensation            --             --             --             --            52,625          52,625

Net loss                                         --             --             --       (1,416,141)           --        (1,416,141)
                                         ------------   ------------   ------------   ------------    ------------    ------------

Balance, July 31, 2002                      9,616,249   $      9,617   $  8,828,088   $(10,491,306)   $    (56,875)   $ (1,710,476)
                                         ============   ============   ============   ============    ============    ============

                 See accompanying notes to financial statements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                                              For The
                                                                                            Period From
                                                             For the Years Ended          August 2, 1995
                                                                   July 31,                (Inception)
                                                          ----------------------------       Through
                                                              2002           2001         July 31, 2002
                                                          ------------    ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                              $ (1,416,141)   $ (2,421,632)   $(10,491,306)
                                                          ------------    ------------    ------------
    Adjustments to reconcile net loss to net cash
       used by operating activities:
          Common shares and warrants issued in
              exchange for services                            789,313       1,915,069       7,563,285
          Depreciation                                            --             6,828          67,843
          Amortization                                          52,625            --           152,625
          Changes in assets and liabilities:
              Increase in other assets                             (55)           (550)           (605)
              Accounts payable and accrued expenses            474,417         399,216       1,295,484
                                                          ------------    ------------    ------------

              Total adjustments                              1,316,300       2,320,563       9,078,632
                                                          ------------    ------------    ------------

              Net cash used by operating activities            (99,841)       (101,069)     (1,412,674)
                                                          ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                           --              --           (17,843)
    Additions to intangible assets                                --              --          (100,000)
                                                          ------------    ------------    ------------

              Net cash used by investing activities               --              --          (117,843)
                                                          ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from issuance of common stock                    --              --         1,114,920
    Proceeds from notes and loans payable                      102,289         100,380         418,045
                                                          ------------    ------------    ------------

              Net cash provided by financing activities        102,289         100,380       1,532,965
                                                          ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                  2,448            (689)          2,448

CASH, beginning of period                                         --               689            --
                                                          ------------    ------------    ------------

CASH, end of period                                       $      2,448    $       --      $      2,448
                                                          ============    ============    ============

                       SUPPLEMENTAL CASH FLOW INFORMATION


Noncash investing and financing activities:
    Conversion of notes payable into common stock         $       --      $       --      $    110,000
                                                          ============    ============    ============
    Liability to issue common shares in return
       for services                                       $       --      $    119,875    $    266,875
                                                          ============    ============    ============

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

         Through July 31, 2002, the Company has accumulated net losses of approximately $10,491,000 from operations since its inception. As of July 31, 2002, the Company had a stockholders' deficit of approximately $1,710,000, and its current liabilities exceeded its current assets by approximately $1,711,100. These factors, as well as the fact that the Company has not yet achieved commercial acceptance of its proprietary technology, raise substantial doubt about the Company's ability to continue as a going concern.

         To date, a significant portion of the funding of the Company's operations has come from the issuance of equity securities and convertible debt securities. Additionally, the Company has compensated various suppliers, consultants and employees by issuing shares of its common stock in lieu of cash. In 2000, 2001 and 2002 FRF Holdings Corp., a holding company owned by Puritan Management Inc. an outside financial and public relations firm the Company had under contract, John Russell, the Company's former president, and others, advanced funds totaling $398,039 to the Company in the form of 12% interest bearing loans. FRF Holdings Corp. was granted a security interest in five patents as collateral. Although the Company's relationship with FRF Holdings Corp. has been positive, FRF Holdings Corp. may, at any time, call the outstanding loan. During the next fiscal quarter the Company expects to settle all outstanding indebtedness to FRF Holding by converting the amount owed to common stock @ $.05 per share. FRF Holdings will remove the lien on the patents.

         Beginning in 1999, the Company's operations have been financed, in part, with funds received from certain stockholders in the form of 12% interest bearing loans, which are due on demand. These stockholders were granted a security interest in five of the Company's patents related to its docking technology as collateral for their loans.

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

         Patents

         Patents are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the patents, five years. The patents are fully amortized as of July 31, 2002.

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

         Earnings (loss) per share

         Basic earnings (loss) per share is calculated by dividing the net loss for the year by the average number of common shares outstanding during the year. Diluted earnings per share is calculated by adjusting outstanding shares, assuming the conversion of all potentially dilutive securities. For each period presented, the effect of such assumed conversions was anti-dilutive. Shares issuable pursuant employment and other agreements are not considered outstanding until actually issued. Potentially dilutive securities at July 31, 2002 and 2001 consist of the following:

                                                          2002          2001
                                                       ----------    ----------
         Warrants                                         750,000       750,000
         Restricted shares of common stock                171,875       343,752
                                                       ----------    ----------
           Total                                          921,875     1,093,752
                                                       ==========    ==========

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

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

2.       RELATED PARTY TRANSACTIONS (CONTINUED)

         Issuance of Common Shares to Related Parties

         During October 1995, the Company issued 1,000,000 shares of its common stock to its two founders.

         During 1996, one of the Company's founding shareholder's gave 250,000 of his 500,000 common shares to a consultant for services the consultant rendered to the Company.

         During 1997, the Company issued 500,000 shares to its new president when he agreed to join the Company.

         In November 1999, the Company issued 1,000,000 shares of its common stock to its former president in connection with a settlement agreement.

         In November 1999, an employee and member of management entered into a series of agreements pursuant to which he received an aggregate of 1,075,000 common shares. In addition, three other directors entered into agreements whereby they received an aggregate of 425,000 for services rendered through November 2000 and 2001, respectively.

         In November 2000, two of the directors referred to above entered into agreements with the Company whereby they received an aggregate of 750,000 common shares for services to be rendered for the two years through November 2002.

         In November 2001, an officer and director received 150,000 common shares in connection with an employment agreement which expires in November 2003.

         See Note 3 for additional disclosures regarding each of the aforementioned equity transactions.

3.       STOCKHOLDERS' DEFICIT

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

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

3.       STOCKHOLDERS' DEFICIT (CONTINUED)

         Common Stock Issuances (Continued)

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

         In February 2000, the Company issued 250,000 shares to a consultant who entered into an agreement to provide professional services to the Company for a one-year period. The shares and warrants were fully vested and non forfeitable when issued. Additionally, the consultant received and exercised a warrant to acquire 250,000 shares at $.01 per share. These equity instruments were valued at their fair value of $110,000 and compensation was amortized over the one year term of the agreement. Compensation recorded pursuant to this agreement was $55,000 during the year ended July 31, 2001. Fair value of the warrants was determined in accordance with the Black-Scholes Option Pricing Model.

         Restricted Stock Agreements

         In May 1999, the Company agreed to issue an aggregate of 750,000 shares of common stock to an employee and member of the Board of Directors over the term of a four-year employment agreement. Accordingly, twenty-five percent of the shares vest each year over the four-year term of the agreement. The value of the grant is $2,718,750 based on the fair value of the shares to be issued at the grant's measurement date. During the years ended July 31, 2002 and 2001, the Company issued 187,500 shares and recognized compensation expense of approximately $680,000 in each period.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS


3.       STOCKHOLDERS' DEFICIT (CONTINUED)

         Restricted Stock Agreements (Continued)

         In June 1999, the Company agreed to issue 250,000 shares and warrants to acquire 750,000 shares to a law firm for services rendered and to be rendered pursuant to an agreement dated in June 1999 with a three-year term retroactive to August 1998. The shares and warrants were issuable ratably over the three year term of the agreement. Compensation pursuant to the agreement is determined based on the fair value of the equity securities issued at the time that the services were rendered (quarterly). The warrants were exercisable until August 2001. In February 2002, the Company's Board of Directors agreed to extend the exercise period of the warrants to August 2006. Legal fees recorded pursuant to this agreement were $82,500 and $45,500 during the years ended July 31, 2002 and 2001. The warrants have been valued pursuant to the Black-Scholes Option Pricing Model when granted utilizing the assumptions described below. There were -0- and 41,667 common shares, and warrants to acquire 750,000 and 125,000 shares, earned in the years ended July 31, 2002 and 2001, respectively, pursuant to this arrangement.

         In November 1999, the Company entered into the following arrangements:

              (a) 1,075,000 shares were issued to David Grossman for services provided as follows:

                    1) 75,000 for his services as president of the Company from June 1999 to October 1999,

                    2) 400,000 shares as compensation for services of president of the Company for the period November 1, 1999 through October 31, 2000 and,

                    3) 600,000 shares for legal services rendered subsequent to October 31, 2000. Shares issued under this agreement were valued (and compensation recorded) as the services were rendered. For the years ended July 31, 2001, Mr. Grossman earned 600,000 shares (valued at $238,834) pursuant to the agreement.

                    As of July 31, 2002 and 2001, a total of 1,075,000 shares had been earned and issued under the arrangements with Mr. Grossman. In addition to the legal fees referred to above, Mr. Grossman earned compensation of $56,000 during the year ended July 31, 2001, under the arrangements referred to in
                    (a)(1) and (a)(2) above as president of the Company. No compensation was earned by Mr. Grossman in the year ended July 31, 2002.

              (b) An aggregate of 425,000 shares of common stock are to be issued to three directors/ employees as compensation, in lieu of cash, for services rendered through November 2000 and 2001. There were 425,000 common shares issuable at July 31, 2002 pursuant to these arrangements. An aggregate of $238,000 was recorded as compensation under these arrangements. During the year ended July 31, 2001 $80,500 was recorded as compensation.

         During November 2000, the Company agreed to issue a total of 750,000 shares to two employee/directors as compensation, in lieu of cash, for services to be provided to the Company over 24 months. The aggregate fair value of the shares granted was $105,000 which will be recognized as compensation expense over the terms of the agreements. During the year ended July 31, 2002 and 2001, the Company recorded compensation of $52,500 and $39,375, respectively, under these agreements.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

3.       STOCKHOLDERS' DEFICIT (CONTINUED)

         Restricted Stock Agreements (Continued)

         The following summarizes shares issued:

                                                  Years Ended July 31,
                                                 ---------------------
                                                    2002       2001
                                                 ---------   ---------
         Shares issued to former president
            for services                              --       100,000
         Shares issued in connection with
            deferred compensation arrangements   1,575,000        --
         Shares issued to legal counsel for
            services                                  --       683,333
         Shares issued to director for
            services                               187,500     187,500
                                                 ---------   ---------

                Total                            1,762,500     970,833
                                                 =========   =========

         Based upon the agreements in force at July 31, 2002, it is anticipated that common shares will be released from contractual restrictions over the next three years, as follows:
                                                         Number of
                                                         Shares To Be
                                                         Released From
                                                         Contractual
            Year Ending July 31,                         Restrictions
            --------------------                         ------------
                  2003                                       468,750
                  2004                                         6,250
                                                          ----------
                                                             475,000
                                                          ==========

         At July 31, 2002, the value of the unvested commons shares issuable pursuant to these agreements was $607,275.

         The above does not include 750,000 shares which are issuable pursuant to warrants issued in connection with an agreement with outside counsel for legal services rendered and to be rendered.

         During the years ended July 31, 2002 and 2001, the weighted average fair value at the date of grant of equity instruments earned during each period was $1.25 per share and $1.17 per share, respectively.

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

3.       STOCKHOLDERS' DEFICIT (CONTINUED)

         Restricted Stock Agreements (Continued)

         The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Pricing Model. The following assumptions were made in estimating fair value:

                                                       2002            2001
                                                     --------        --------
         Dividend yield                                  0%             0%
         Risk-free interest rate                       5.00%          6.00%
         Estimated life of warrants                   2 Years        2 Years
         Estimated volatility                          312%           300%

         Warrants

         In connection with a three-year professional service contract entered into during June 1999 (retroactive to August 1998) with corporate counsel, the Company issued warrants enabling the holder to acquire 750,000 common shares. The warrants were exercisable at $.10 per share until August 2001. In August 2002, the Company extended the exercise period for an additional five years, also at $.10 per share.

4.       INCOME TAXES

         At July 31, 2002, the Company has significant net operating loss carryforwards for tax purposes, which expire through the year 2022. The Company has fully reserved the tax benefit of the operating loss carryforwards (approximately $6,942,000) because management could not conclude that realization or such benefits was more likely than not. Furthermore, the Internal Revenue Code contains provisions which may limit the loss carryforwards available if significant changes in stockholder ownership of the Company occur. The estimated tax benefit of the operating loss is the only temporary difference. As a result of the Company's losses for all periods presented, there are no current or deferred tax provisions needed for any of the periods.

         During the year ended July 31, 2002 and 2001, the valuation allowance was increased by approximately $552,000 and $946,000, respectively, to fully reserve the potential tax benefits resulting from those years' net operating losses. Net operating losses expire as follows:

            Year Ending July 31,

                  2015                                   $    50,000
                  2016                                        25,000
                  2017                                       261,000
                  2018                                       414,000
                  2019                                     2,115,000
                  2020                                     2,038,000
                  2021                                     1,288,000
                  2022                                       751,000
                                                         -----------
                     Total                               $ 6,942,000
                                                         ===========

                             WORLD CYBERLINKS CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

4.       INCOME TAXES (CONTINUED)

         A reconciliation of the income tax benefit at the statutory rate to the Company's effective rate is as follows:

                                                              Years Ended
                                                                July 31,
                                                        ----------------------
                                                           2002         2001
                                                        ---------    ---------

         Computed at the expected statutory rate        $(439,000)   $(753,000)

         State income tax benefit, net of federal tax    (113,000)    (193,000)

         Increase in valuation allowance                  552,000      946,000
                                                        ---------    ---------

         Income tax benefit per financial statements    $    --      $    --
                                                        =========    =========

5.       COMMITMENTS AND CONTINGENCIES

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

6.       RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

                                                                            August 2, 1995 (Inception)
                                              Year Ended December 31,           Through December 31,
                                               1997            1996           1997             1995
                                            -----------     -----------     ----------     -----------
         Net loss as originally reported    $  (304,289)    $       256     $ (304,033)    $      --

         Correction of errors                    42,810         (25,000)       (32,190)        (50,000)
                                            -----------     -----------     ----------     -----------

         Net loss, as adjusted              $  (261,479)    $   (24,744)    $ (336,223)    $   (50,000)
                                            ===========     ===========     ==========     ===========

                                      F-17